Form 10-K
period 2005-12-31
TRIAD FINANCIAL CORP
filed 2006-03-31
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number: 333-126538

TRIAD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California	33-0356705
(State of Incorporation)	(IRS Employer Identification No)

7711 Center Avenue, Suite 100	92647
Huntington Beach, California	(Zip Code)
(Address of principal executive offices)
(714) 373-8300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes          ☑  No
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts.     ☐ Yes          ☑  No
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐  No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or non- accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Large accelerated filer          ☐ Accelerated filer          ☑  Non-accelerated filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes          ☑  No
      As of March 10, 2006, the registrant had 9,069 shares of common stock outstanding all of which were owned by the registrant’s parent Triad Holdings Inc.

i

Forward-Looking Statements
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this Annual Report, including without limitation, statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the company or the Management, are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include, but are not limited to:

•	our ability to make payments of principal and interest on, or refinance, our substantial indebtedness;

•	our reliance on our warehouse facilities, residual facilities, securitization program and credit enhancement arrangements;

•	our ability to generate significant amounts of cash to service our debt and fund our operations;

•	loss of contractual servicing rights;

•	our exposure to the risk of increases in defaults and prepayments of contracts purchased and held by us prior to their securitization and the subsequent performance of receivables held in securitization trusts;

•	changes in the delinquency, default and loss rates on the receivables included in each securitization trust;

•	failure to implement our business strategy;

•	the high degree of risk associated with non-prime borrowers;

•	general economic conditions, including wholesale auction values and interest rates;

•	our ability to successfully compete in our industry;

•	our ability to maintain the material licenses and permits required for our operations; and

•	other risks identified in this Annual Report under the caption “Risk Factors.”
      Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS
GENERAL
      Triad Financial Corporation (the “Company”) was incorporated as a California corporation on May 19, 1989. We engage primarily in the business of purchasing and servicing automobile retail installment sales contracts (“Contracts”) originated by automobile dealers located throughout the United States. We also originate automobile loans directly to consumers. We specialize in providing financing to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers.
      We are a national automobile finance company with more than 15 years experience in the automobile finance industry. We provide financing to consumers for purchases of new and late model used automobiles through dealer and direct channels. In our dealer channel, we purchase automobile installment contracts from our active network of approximately 5,600 franchised and select independent automobile dealerships located in 35 states. In our direct channel, we provide financing directly to consumers who are referred to us by internet-based consumer finance marketing and finance companies or who contact us directly via our RoadLoans.com website. Our direct lending operations are currently licensed to do business in 46 states. We originated $1,880.2 million, $2,056.2 million and $1,676.8 million of contracts during the years ended December 31, 2005, 2004 and 2003, respectively. We managed a portfolio of approximately $3,866.5 million of contracts at December 31, 2005.
      Before we finance any contract, it must pass our underwriting and credit approval process, which is supported and controlled by a centralized computer system that has automated features. The final funding approval for each contract is performed by one of our dedicated and experienced credit officers. Our system incorporates our independently-developed proprietary credit scoring models, which enhance our credit officers’ ability to maximize profitability through risk-based pricing. We believe that our sophisticated credit and underwriting systems allow us to earn attractive risk-adjusted returns on our contracts.
      We retain ownership of the contracts we finance until we have a sufficiently large group of contracts that we can subsequently securitize. In a securitization transaction, we sell eligible contracts to a trust, which then issues asset-backed securities that are sold to investors. The proceeds of the securitization are used to repay our warehouse facilities, providing additional funds to purchase new contracts. We also service our contracts, both prior to and after securitization, through our servicing group, which performs customer service, contract and payment processing functions and monitors repossessions and remarketing functions.
      From June 1999 through April 29, 2005, the Company was a wholly owned subsidiary of Fairlane Credit, LLC, a wholly owned subsidiary of Ford Motor Credit Company (“Ford Credit”).
      On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation. Triad Holdings Inc. is beneficially owned by Hunter’s Glen/ Ford Ltd., affiliates of Goldman, Sachs & Co., and GTCR Golder Rauner, L.L.C.
      In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings Inc., plus related purchase accounting adjustments, have been recorded in our financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning April 30, 2005. Information for all “predecessor” periods prior to the acquisition are presented using our historical basis of accounting.

      Our administrative offices are located at 7711 Center Avenue, Suite 100, Huntington Beach, California 92647 and our telephone number is (714) 373-8300. Our website address is www.triadfinancial.com. All reports filed under the Securities Exchange Act of 1934 are available on our website. Our website and the information included therein are not part of this annual report. As used herein, the terms “Company”, “we”, “us” and “our” refer collectively to Triad Financial Corporation.
History of Triad
      We were formed in 1989 and originally focused on prime lending and automobile leasing. In 1993, we shifted our focus entirely to non-prime lending. In 1998, we became a subsidiary of ContiFinancial Corporation, a consumer and commercial finance company. In June 1999, we were acquired by a subsidiary of Ford Motor Company. From June 1999 until the Acquisition, we operated independently as a wholly-owned subsidiary of Ford Motor Company. We have grown our total managed receivables from approximately $849.6 million at December 31, 1999 to approximately $3.9 billion at December 31, 2005.
      From August 2002, we have sold or securitized over $7.2 billion of contracts in one private and seven public offerings of asset-backed securities. Upon consummation of the Acquisition, we replaced the financing received from Ford Credit with two new warehouse facilities and two new residual facilities that collectively provide us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal. Prior to the closing of the Acquisition, we completely replaced the treasury and cash management functions previously provided by Ford Credit, and after the closing, we replaced our internal audit and tax compliance functions.
Our Competitive Strengths
      We believe we have meaningful competitive advantages that allow us to compete effectively in the non-prime automobile finance market in the United States. Our key competitive strengths are:
      Sourcing Customers Through Dealer and Direct Channels. We originate contracts through both dealer and direct origination channels. We purchase contracts indirectly from dealers located in 35 states through our two centralized regional facilities located in Huntington Beach, California, which serves our California dealers, and in North Richland Hills, Texas, which serves our dealers in the rest of the country. Those aspects of our dealer origination business that require a local market presence are performed by regional and area sales managers and representatives who solicit new dealers and ongoing applications and facilitate communication between dealers and our regional production teams without requiring us to lease physical office space for these functions. Our credit officers are accountable not only for originations but also for account collection and charge-off performance, providing them with an incentive to originate profitable contracts. We operate in markets in which we believe we can achieve targeted returns through a blend of production volume and efficiency of producing contracts that meet our underwriting criteria.
      Our direct origination activities are centralized in our North Richland Hills, Texas facility and serve consumers in 46 states. We receive a majority of direct applications through referrals from third party business partners, which are internet-based consumer finance marketing and finance companies. The balance are received through our website, www.RoadLoans.com. We offer consumers financing for use in refinancing an existing contract, purchasing a leased vehicle or purchasing a car from a private party or a franchised dealer, in each case, on terms that are consistent with our dealer program. We launched our direct origination business in 2001 and for the year ended December 31, 2005, 39.6% of all our originations were generated through our direct channel.
      Utilizing Proprietary Credit Scoring Models for Risk-Based Pricing. Our underwriting function utilizes a proprietary custom scorecard, and our Risk Management department continuously studies our performance data to refine our scoring models. They are designed to enable us to tailor each contract’s pricing to a statistical assessment of the underlying credit risk. We created our credit scoring system from our consumer demographic and portfolio performance databases.

      Maintaining an Experienced Risk Management Team. Our risk management team is responsible for monitoring the origination process, supporting management’s initiatives, tracking collateral values and pricing to achieve targeted portfolio returns. Our risk management team also provides strategic guidance, manages projects to improve collections and contract performance and develops statistical pricing models and subsequent calibration.
      Managing Our Portfolio Through Technology and Best Practices. Our centralized portfolio management group continuously develops and monitors collection strategies for our contracts in order to improve portfolio performance. Our portfolio management team sets goals regarding delinquent accounts on a monthly basis, develops strategic initiatives for the collections processes and manages active account handling to maximize account collections and reduce operating expenses. We have centralized in one location our customer service group as well as our loss recovery and remarketing groups, which manage accounts that have been repossessed or charged off.
      Developing Significant Funding and Liquidity Sources. We have two committed warehouse facilities and two committed residual facilities collectively providing us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal. Based upon our level of originations in 2005, these facilities will provide us with sufficient liquidity to fund approximately eight months of contract originations. We also plan to continue to access the securitization market on a frequent basis. From August 2002 we have securitized $7.2 billion of receivables, including $1.2 billion of receivables in May 2005, $984.0 million of receivables in July 2005 and $894.1 million of receivables in January 2006.
Our Business Strategy
      Our goals are to maximize profitability through risk-based pricing and measured growth and create superior relationships with dealers and other business partners. To accomplish these objectives, we employ the following strategies:
      Disciplined Growth in Dealer and Direct Channels. We plan to continue to expand our originations of contracts that meet our underwriting standards and profitability targets in both our dealer and direct channels.

•	Dealer Channel. We plan to increase new originations in our dealer channel by increasing our market share opportunistically in the states in which we currently operate. We will pursue this goal by expanding in existing regions, capitalizing on existing dealer relationships as well as increasing our base of active dealers. We will also seek to enter new regions in the states in which we currently operate. We plan to accomplish this through our existing regional and area sales managers and representatives and by adding new sales representatives where appropriate.

•	Direct Channel. Through our direct origination channel, we plan to increase originations by seeking new relationships that produce credit applications consistent with our business model and by maintaining and expanding our relationships with our current business partners. As the awareness and growth of the internet increases, we believe that the credit applicants will use the internet with increasing frequency in the selection of auto finance providers. We plan to selectively increase our marketing efforts and leverage the growth and awareness of the internet to enhance the brand awareness of our direct lending brand, www.RoadLoans.com, and increase direct originations.
      Enhancement of Scoring Models With New Data. We will continue to review and enhance our proprietary credit scoring models on an ongoing basis by validating our proprietary scorecards through the comparison of actual versus projected performance by score and incorporating data we derive in our lending business. We plan to update our scorecards periodically based on this new information and our correlations relating to receivables performance in an effort to effectively manage our contract origination processes and manage our credit risk. We have derived our proprietary scorecards independently over time and will continue to refine them. Based in part on enhancements to our credit scoring models implemented in December 2001, we have decreased our overall net charge-offs as a percentage of average total managed receivables from 8.6% in 2002, to 7.5% in 2004, and 6.1% in 2005, on an annualized basis. We introduced our third generation scorecard for our indirect channel in December 2005. It was created based on our consumer demographic and portfolio performance databases. We anticipate this new credit scorecard will further enhance the categorization of credit applicants by credit risk.
      Portfolio and Account Management Improvement. We continue to develop and implement enhancements to our collection process, improve information reporting to management and staff and utilize six sigma quality improvement methods with the objective of reducing our operating expenses while continuing to improve our contract performance. These enhancements include implementing and refining automatic dialer functionality to increase collections call volume to delinquent customers, adding call optimization capabilities to increase the probability of reaching delinquent customers when called and updating our credit scorecards with statistically-assessed behavioral scoring information to project the relative probability that individual accounts will default.
      Diversification of Funding Sources. In connection with the Acquisition, we entered into two new warehouse facilities and two new residual facilities, with aggregate commitments to fund up to $1,500.0 million, subject to borrowing base limitations. These facilities have multi-year terms and staggered maturity dates to enable us to maintain liquidity over time. We plan to continue to use multiple providers of financial guaranty insurance in our securitization transactions as well as further diversify our securitization financing by structuring transactions without reliance on financial guaranty insurance.

Industry Overview
      General. The non-prime automobile finance industry is very competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities including captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources at the dealers we serve, we compete predominantly on the basis of our high level of service and strong dealer relationships and by offering flexible contract terms. In our direct channel, our competitive strengths are our prompt response times to all applicants, regardless of source, and our willingness to extend credit to online applicants who might not qualify for direct loans from more traditional financing sources. There can be no assurance that we will be able to compete successfully in this market or against our competitors.
      Market Characteristics. The non-prime automobile finance industry has certain characteristics which affect a finance company’s strategy, including the following:

•	Centralized Operations Serving Diverse Markets. Contract performance in the non-prime automobile finance market varies regionally depending on each region’s economic vitality. To achieve economies of scale, some automobile finance companies have centralized origination and collections operations and utilize technology, proprietary performance data and third-party databases to effectively determine risk levels and recommend best practice solutions.

•	Lenders Compete on the Basis of Price and Service. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered and the quality of service provided to dealers and customers. In order to compete effectively on a national scale, lenders must develop an efficient origination platform by providing incentives to employees to deliver targeted service levels while pricing contracts to achieve targeted returns.

•	Increased Risk of Non-payment or Default. The rates of delinquencies, defaults, repossessions and losses on contracts with non-prime borrowers are higher than that experienced in the automobile finance industry generally. Underwriting criteria and collection methods are, therefore, tailored to manage the higher risks inherent in contracts to non-prime borrowers.

•	Need for Significant Funding Capacity. Providing financing to non-prime borrowers on a national basis requires substantial capital.

Automobile Finance Operations

Target Market
      We specialize in non-prime financing to customers who generally would not qualify for traditional financing such as that provided by commercial banks or automobile manufacturers’ captive finance companies. These customers generally have lower than average income, limited credit history, past credit problems, or some combination thereof. Because we serve customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, we generally charge higher interest rates than those charged by traditional financing sources. As we provide financing in a relatively high-risk market, we also expect to sustain a higher level of credit losses than traditional automobile financing sources.
      Dealer Channel Marketing. In our capacity as an indirect sales finance company, we focus our marketing activities on automobile dealerships, primarily manufacturer franchised dealerships. We select these dealers based on the type of vehicles sold and the extent of their non-prime loan activity. We will purchase contracts from non-franchise dealers if we are satisfied with their financial strength and stability. We prefer to finance later-model, low-mileage used vehicles and moderately priced new vehicles. Approximately 83% of the retail installment sales contracts we purchased in 2005 and 2004 were originated by manufacturer franchised dealers and 17% by select independent dealers. We purchase retail installment sales contracts from approximately 5,600 dealers. No dealer location accounted for more than 3% of the total volume of retail installment sales contracts.
      Dealer relationships are actively monitored with the objective of maximizing the volume of credit applications received from the dealer that meet our underwriting standards and profitability objectives. Due to the non-exclusive nature of our relationships with dealerships, the dealerships retain discretion to determine whether to obtain financing for their customers from us or from another source. We employ local sales representatives that manage a territory of dealers. They regularly telephone and visit dealers in their territory to solicit new business and to answer any questions dealers may have regarding our financing programs and capabilities. To increase the effectiveness of these contacts, marketing personnel have access to our management information systems, which detail current information regarding the number of credit applications submitted by a dealership, our responses and the reasons why particular applications were rejected. Dealers that do not consistently meet either our profitability returns or efficiency parameters are often deactivated.
      Direct Channel Marketing. Our direct channel, or “RoadLoans,” marketing initiatives include standard web methods of advertising such as opt-in email, where customers elect to receive email messages from us, search engine optimization and search engine pay-per-click advertising. In addition, we contract with several loan business partners such as LendingTree.com and have contractual relationships with numerous marketing companies similar to LendingTree. We also work with online banking institutions, which refer customers to us whose credit profiles do not meet their credit policies and procedures.

Underwriting, Purchasing and Originating Contracts
      Proprietary Credit Scoring System and Risk-Based Pricing. We utilize a proprietary credit scoring system to support the credit approval process. The credit scoring system was developed through statistical analysis of our consumer demographic and portfolio databases. Credit scoring is used to differentiate credit applicants and to categorize credit risk in terms of expected default rates, which enables us to evaluate credit applications for approval and tailor contract pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default and, therefore, we would either decline the application, or, if approved, compensate for this higher default risk through the structuring and pricing of the transaction.
      Our credit scoring system considers data contained in the customer’s credit application and credit bureau report as well as the structure of the proposed contract and produces a statistical assessment of these attributes. This assessment is used to segregate applicant risk profiles and determine whether the risk is acceptable, as well as our pricing for that risk. Our credit scorecards are validated periodically through the comparison of actual versus projected performance by score.
      We endeavor to refine our proprietary scorecards based on new information and identify correlations relating to contract performance.
      While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could negatively affect the credit quality of our receivables portfolio.
      Dealer Channel Approval Process. Production personnel have a specific credit authority based upon their experience and historical contract portfolio results as well as established credit scoring parameters. Our application processing system includes controls designed to ensure that credit decisions comply with our credit scoring strategies and underwriting policies and procedures.
      Credit applications are received from dealers either electronically or via facsimile. Upon receipt, we enter application data into our application processing system, which automatically accesses a credit bureau report and computes a credit score.
      Our underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. A designated credit officer must approve any exceptions to credit policies. After completion of the credit analysis, an underwriter makes a final decision regarding the application: approval, conditional approval or rejection. A conditional approval is an agreement by us to fund the application under certain specific conditions as determined by us. Once a dealer chooses the company as its funding source, it assembles the contract package in accordance with our requirements.
      Upon receipt of contract packages, we verify certain applicant income, employment and residency information when required by our credit policies. We also scan the primary contract documentation to create electronic images and forward the originals to our off-site vendor for storage.
      The contract processing department reviews the contract packages for proper documentation and regulatory compliance. We attempt to maintain a two-day turn-around time from the date we receive a complete funding package until we purchase the contract from the dealer. All contract purchases are without recourse to the selling dealers. However, the dealer makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of the acts or omissions of the dealer, among other things. Funding packages with deficiencies are not funded and are returned to the submitting dealer. No later than the funding of the contract, a dealer will apply for a perfected security interest in the automobile that was financed. All of our contracts are fully amortizing with substantially equal monthly installments and substantially all of our contracts originated in the dealer channel contain interest rates computed using a simple interest calculation.
      Direct Channel Approval Process. Our direct channel provides customers with financing that may be used to refinance existing vehicle loans, purchase leased vehicles or purchase automobiles from a private party or a franchised dealer. We offer these programs to consumers in most states through our relationships with loan business partners, which are internet-based consumer finance marketing and finance companies, that have online lending and application generation sources. We also receive applications through our own website, www.RoadLoans.com.
      Consumers complete a credit application online, and submit the application to RoadLoans or one of our business partners via the internet. Upon receipt, we enter application data into our application processing system, which screens applicants’ state of residence, stated income and age. Following this initial screening, our application processing system accesses a credit bureau report and computes a proprietary credit score. An underwriter reviews new applications which meet our minimum score parameters for pre-approval or decline, and we send our decision via email to the applicant, followed by an appropriate adverse action notice if required. Our approval email contains the terms of our credit offer, including the amount for which applicant qualifies.
      If an approved applicant is interested in our offer, we mail to the applicant a fulfillment package. The applicant then selects a vehicle that meets our program requirements, negotiates the price as if paying with cash, and completes the sale transaction with a RoadLoans check. If all conditions for the loan are met, the seller is authorized to deposit the RoadLoans check for funding.
      Upon funding, we acquire a security interest in the vehicle that the borrower purchased with our loan proceeds, the selling dealer completes the necessary documentation to place our name on the title as lien holder, and the seller submits the paperwork to the appropriate government agency to perfect our security interest. In the case of person-to-person purchasing, an agent will complete the title work on behalf of RoadLoans. All of our direct contracts are fully amortizing with substantially equal monthly installments and contain interest rates computed using a simple interest calculation.

Servicing and Collections Procedures
      General. Our servicing responsibilities consist of collecting, processing and posting customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles or other collateral, repossessing and liquidating collateral when necessary and generally monitoring each contract and the related collateral. We service all contracts that we originate and purchase.
      Approximately 15 days before a customer’s first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to our contract accounting system. Payments may also be received directly by us from customers or through third-party vendors, such as Western Union. We currently perform all servicing and collection functions from our regional operations centers in Huntington Beach, California and North Richland Hills, Texas. In the fourth quarter of 2005, we consolidated most of our collection functions at our Texas facility to increase operational efficiencies.
      In our collections activities, we use a predictive dialing system to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from our database. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a larger number of customers daily.
      As an account becomes more seriously delinquent, it moves to one of our later-stage collection units. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes more than 60 days contractually delinquent and 90 days past due, we typically initiate repossession of the financed vehicle. We may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectable, the financed vehicle is deemed to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the collateral.
      At times, we offer payment extensions to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. The collector reviews a customer’s past payment history and assesses the customer’s ability to make future payments. Before agreeing to an extension, the collector also considers whether the extension complies with our policies and guidelines. Exceptions to our policies and guidelines for extensions must be approved by designated personnel. While payment extensions are initiated and approved in the collections department, our portfolio management group determines the total frequency of extensions per month and recommended allocation. At December 31, 2005, approximately 19.2% of our total managed receivables had received an extension.
      Repossessions. Repossessions are subject to required procedures, which may include one or more customer notifications, a waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement or redemption rights. Legal requirements, particularly in the event of bankruptcy, may restrict our ability to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by us and must be approved by a collections officer. Upon repossession and after any waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of automobiles at auction, together with any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. We may pursue collection of deficiencies when appropriate. If the auction proceeds from the sale of the repossessed vehicle exceed the outstanding balance of the contract, a refund is sent to the customer. The amount of the refund is calculated in accordance with the applicable law of the jurisdiction where the auction sale occurred, and generally comprises the amount in excess of the contract’s outstanding balance, less any late fees, accrued interest, auction fees and amounts owed to any junior lienholders.
      Charge-Off Policy. Our policy is to charge off a contract in the month in which the borrower becomes 120 days contractually delinquent if we have not previously repossessed the related vehicle. If a vehicle has been repossessed, and the underlying contract has not yet been securitized, we charge off the underlying receivable upon repossession, taking into account the estimated value of our collateral, with a reconciliation upon liquidation. For securitized receivables, the debt is charged off upon liquidation of the collateral. The net charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest on our owned receivables. Accrual of finance charge income is suspended on accounts that are more than 30 days contractually delinquent.
Risk Management
      Our production management group is responsible for monitoring the contract approval process and new account programs, supporting the supervisory role of senior operations management and improving operational efficiencies.
      Overview. Our risk management group prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total company, region, state and dealer. Various daily reports and analytical data also are generated by our management information systems. This information is used to monitor effectiveness of the collection process. Risk management works with operational management in establishing monthly and quarterly performance targets and leads strategic initiatives prioritized to improve business effectiveness. This group also regularly reviews the performance of our credit scoring system and is responsible for the development and enhancement of our credit scorecards.
      Our production management group is responsible for monitoring the contract approval process and new account programs, supporting the supervisory role of senior operations management and improving operational efficiencies.
      Behavioral Scoring. We use statistically-based behavioral assessment models to project the relative probability that an individual account will default and to validate the credit scoring system after the contract has aged for a sufficient period of time, generally six months. Default probabilities are calculated for each borrower independent of the credit score. Projected default rates from the behavioral assessment models and credit scoring systems are compared and analyzed to monitor the effectiveness of our credit strategies.

      Collateral Value Management. The value of the collateral underlying our contracts portfolio is updated quarterly with a contract-by-contract link to national wholesale auction values. We use this data, along with our own experience relative to mileage and vehicle condition, for evaluating collateral disposition activities as well as for reserve analysis models.
      Compliance Audits. Our internal quality control departments conduct regular reviews of contract origination operations, processing and servicing, collections and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with our written policies and procedures as well as regulatory matters. We perform reviews of compliance with underwriting policies, completeness of contract documentation, collateral value assessment and applicant data investigation. We distribute written reports to departmental managers and officers for response and follow-up. Our senior executive management team also reviews these results and responses.
Securitization of Receivables
      Since August 2002, we have pursued a strategy of securitizing our receivables to diversify our funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. Prior to the Acquisition, we applied the net proceeds from securitizations to pay down borrowings under our existing credit facility with Ford Credit. Since the Acquisition, we have used the net proceeds from our securitizations to pay down our new warehouse facilities thereby increasing availability thereunder for further contract purchases. From August 2002, we had securitized approximately $7.2 billion of automobile receivables.
      In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are, in turn, sold to investors.
      We typically arrange for a financial guaranty insurance policy to achieve a high-grade credit rating on the asset-backed securities issued by the securitization trusts. Since August 2002, the financial guaranty insurance policies have been provided by Ambac Assurance Corporation, or Ambac, Financial Security Assurance Inc., or FSA and MBIA Insurance Corporation, or MBIA, collectively referred to as Guarantee Insurance Providers, each of which is a monoline insurer, which insures the payment of principal and interest due on the asset-backed securities. We have limited reimbursement obligations to these Guarantee Insurance Providers; however, credit enhancement requirements, including security interests for the benefit of the insurers of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurer for any claims which may be made under the policies issued with respect to our securitizations.
      The credit enhancement requirements for our securitizations include restricted cash accounts that are generally established with an initial deposit and, in the case of our private 2002-1 securitization transaction, subsequently funded through excess cash flows from securitized receivables. Funds would be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds generated from securitization transactions insured by Guarantee Insurance Providers are also available to be withdrawn upon an event of default to reimburse the Guarantee Insurance Providers, as applicable, for draws on their respective financial guaranty insurance policies. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed predetermined required minimum levels.
      Each Guarantee Insurance Provider has a security interest in the restricted cash accounts and investments in trust receivables with respect to securitization transactions it has insured. If the security interest is foreclosed upon in the event of a payment by the Guarantee Insurance Provider under one of its insurance policies, or the occurrence of certain material adverse changes in our business, the Guarantee Insurance Provider would control all of the restricted cash accounts, and investments in trust receivables with respect to securitization transactions it has insured. The terms of each insured securitization also provide that, under certain tests relating to delinquencies and losses, cash may be retained in the restricted cash account and not released to us until increased minimum levels of credit enhancement requirements have been reached and maintained.
Regulation
      Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.
      In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. Such rules and regulations generally provide for licensing of sales finance agencies and/or direct lenders, limitations on the amount, duration and charges, including interest rates, for various categories of contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate do not require special licensing or provide extensive regulation of our business.
      We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against contract applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us to reduce the interest rate charged on each contract to customers who have subsequently joined, enlisted, been inducted or called to active military duty and may restrict the exercise of remedies against such customers.
      The dealers who originate automobile finance contracts that we purchase also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.
      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.
Competition
      Competition in the field of non-prime automobile finance is intense. The automobile finance market is highly fragmented and is served by a variety of financial entities, including the captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Many of these competitors have substantially greater financial resources and lower costs of funds than we do. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which we do not provide. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources for the dealers and business partners we serve, we compete predominantly on the basis of our high level of service and strong dealer and business partner relationships and by offering flexible contract terms. There can be no assurance that we will be able to compete successfully in this market or against these competitors.
The Sarbanes-Oxley Act of 2002
      We expect to incur significant costs in connection with our compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The Company will be required to be in compliance with the provisions of Section 404 at and for the year ended December 31, 2007.
Employees
      As of December 31, 2005, we employ approximately 1,145 persons in 28 states. None of our employees are a part of a collective bargaining agreement, and we believe our relationships with our employees are satisfactory.

ITEM 1A.     RISK FACTORS
Our ability to continue to purchase contracts and to fund our business is dependent on a number of financing sources.
      Dependence on Warehouse and Residual Facilities. We are a finance company that is highly dependent on obtaining financing to originate contracts. We depend on our warehouse and residual facilities to finance our purchase and funding of contracts pending securitization and our working capital needs. We also depend on our term loan to finance our existing contracts held for investment. Our warehouse and residual facilities provide for available borrowings of up to an aggregate amount of approximately $1.5 billion on an ongoing basis, subject to borrowing base limitations and renewal.
      These financing resources may not continue to be available to us beyond their current maturity dates at reasonable terms or at all. The availability of these financing sources depends on factors outside of our control. If we are unable to extend or replace these facilities or arrange new warehouse and residual facilities, we will have to curtail contract purchasing and originating activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
      Dependence on Securitization Transactions. Our business depends on our ability to aggregate and sell automobile installment contracts in the form of privately and publicly offered asset-backed securities. These sales generate cash proceeds that allow us to repay amounts borrowed under our warehouse facilities and to finance additional contracts. In addition, historically, our sale of contracts to a securitization trust in preparation for a securitization created an accounting gain-on-sale that became a material part of our reported earnings. Currently, we structure our new securitizations so that the receivables and related securitization indebtedness will remain on our balance sheet. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell automobile installment contracts on a timely basis. In addition to our change in accounting for securitization transactions, such other changes could include a:

•	delay in the completion of a planned securitization;

•	negative market perception of us; and

•	failure of the contracts we intend to sell to conform to financial guaranty or rating agency requirements.
      We plan to continue to access the securitization market on a frequent basis. If we are unable to consummate securitization transactions in the future or if there is an adverse change in the asset-backed securities market for automobile receivables generally, we may have to curtail our automobile financing activities, which would have a material adverse effect on our financial position, liquidity and results of operations.
Our change from gain-on-sale to on-balance sheet accounting for our securitization transactions will significantly impact our future results of operations compared to our historical results.
      Historically, we have structured our securitization transactions to meet the criteria for sales of auto receivables under generally accepted accounting principles in the United States of America, or “GAAP.” Thus, for all securitizations completed prior to April 29, 2005, we recorded a gain-on-sale of receivables when we sold the auto receivables to a securitization trust based on the net present value of expected excess cash flows from the securitized receivables. Following the Acquisition, we altered the accounting of our future securitization transactions to meet the criteria for on-balance sheet reporting. This change will significantly impact our future results of operations compared to our historical results. In particular, as a result of this change, we expect that our provision for credit losses and our net margin will increase significantly, with our provision for credit losses increasing initially at a greater rate than our net margin. We also expect our securitization income and net income to initially decrease, with no change to our cash flows, as a result of this accounting change. Accordingly, our historical results may not be indicative of our future results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our ability to execute securitization transactions, and the cost of and liquidity obtained from them, is dependent on our ability to obtain financial guaranty insurance policies to support these transactions.
      Since 2002, all of our securitizations have utilized credit enhancement in the form of financial guaranty insurance policies provided by Guarantee Insurance Providers. Under these insurance policies, if the securitization trust fails to pay principal or interest on the insured securities when due, then the Guarantee Insurance Providers will be required to pay such amounts. We obtain these insurance policies in order to achieve ratings ranging from A-1+/ Prime-1/ F1+ to AAA/ Aaa/ AAA on the insured securities issued in the securitization transactions. These ratings may reduce the costs of securitizations relative to alternative forms of financing available to us and enhance the marketability of these transactions to investors in asset-backed securities. If our future securitizations are not similarly rated our funding cost may be higher. Our insurance providers are not required to insure our future securitizations and their willingness to do so is subject to many factors beyond our control, including concentrations of risk with any given insurance provider, the insurance providers’ own rating considerations, their ability to cede this risk to reinsurers and the performance of the portion of our portfolio for which the insurers have provided insurance.
      The securitization transactions we entered into in 2003, 2004 and 2005 required higher initial and target enhancement levels than previous transactions. We anticipate that credit enhancement requirements will be at least equal to these higher levels on future securitization transactions requiring the use of additional liquidity to support our securitization program. A downgrade in any of our Guarantee Insurance Providers’ credit ratings, their withdrawal of credit enhancement, an increase in required credit enhancement levels or the lack of availability of alternative credit enhancements, such as reinsurance or senior subordinated structures, for our securitization program could result in higher interest costs for our future securitizations and larger initial cash deposit requirements. The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations. These events could have a material adverse effect on our financial position, liquidity and results of operations.
      We believe that we may be required to utilize securitization structures involving the purchase of a financial guaranty insurance policy in order to execute securitization transactions based on current market conditions. If we are unable to obtain financial guaranty insurance at all or on terms acceptable to us and, as a result, are unable to execute securitization transactions on a regular basis, we would not have sufficient funds to meet our liquidity needs and, in such event, we would be required to revise the scale of our business, including the possible discontinuation of contract origination activities, which would have a material adverse effect on our ability to achieve our business and financial objectives.
A loss of contractual servicing rights could have a material adverse effect on our business.
      As servicer of all our securitized automobile contracts, we are entitled to receive contractual servicing fees. Our base servicing fees are earned at 2.25% per annum on the outstanding balance of contracts securitized and our supplemental servicing fees include fees and charges paid by obligors, such as late fees and extension fees. Each Guarantee Insurance Provider, as guarantor, can terminate our right to act as servicer for the securitizations it has guaranteed upon the occurrence of events defined in the sale and servicing agreements for securitized contracts, such as our bankruptcy or material breach of warranties or covenants, including covenants to maintain a specified level of delinquency, default or loss rate with respect to the receivables included in the applicable securitization trust. At December 31, 2005, no such termination events had occurred with respect to any of the trusts formed by us. We also are entitled to receive servicing fees under our warehouse facilities. The lenders under our warehouse facilities can terminate our right to act as servicer under these facilities upon the occurrence of specified servicer termination events similar to the servicer termination provisions of our securitizations. The termination of any or all of our servicing rights under our securitizations or the warehouse facilities would have a material adverse effect on our financial position, liquidity and results of operations by reducing our pre-tax income by the amount of our servicing fee income. For the year ended December 31, 2005, we received $34.6 million in base servicing fee income and $8.4 million in supplemental servicing fee income from our securitization trusts.
We may not be able to generate sufficient operating cash flows to meet our operating expenses.
      Our automobile finance operations require substantial operating cash flows. Operating cash requirements include premiums paid to dealers for acquisition of retail installment contracts, premiums paid to our business partners for referring direct loans to us, expenses incurred in connection with the securitization of receivables, capital expenditures for new technologies and ongoing operating costs. Our primary sources of operating cash are the excess cash flows received from securitizations, servicing fee income and contracts held by us prior to their securitization. The timing and amount of excess cash flows from securitizations and contracts varies based on a number of factors, including:

•	the rates and amounts of contract delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold;

•	the ages of the contracts in the portfolio;

•	levels of voluntary prepayments; and

•	the terms of our securitizations, which include performance based triggers requiring higher levels of credit enhancements to the extent credit losses or delinquencies exceed certain thresholds.
      Any adverse change in these factors could reduce or eliminate excess cash flows to us. Although we currently have positive operating cash flows, we may not continue to generate positive cash flows in the future. Our inability to do so could have a material adverse effect on our financial position, liquidity and results of operations.
Defaults and prepayments on contracts purchased or originated by us could adversely affect our results of operations and cash flows.
      Our results of operations, financial condition and liquidity depend, to a material extent, on the performance of contracts purchased and held by us as well as the subsequent performance of receivables sold to securitization trusts. Obligors under contracts acquired or originated by us may default or prepay on the contracts at any time. We bear the full risk of losses resulting from defaults that occur while we own the contracts.
      The longer we hold contracts prior to their sale in a securitization, the longer we are exposed to this risk. We do not plan to securitize all of our contracts held for investment, some of which were financed by our new term loan upon the consummation of the Acquisition, and as a result, we are exposed to the full risk of losses resulting from defaults on these contracts until they reach maturity. In the event of a default under the contracts we hold prior to securitization and our existing contracts held for investment, the collateral value of the financed vehicle usually does not cover the outstanding contract balance and costs of recovery. We maintain an allowance for credit losses on contracts held for investment by us, which reflects management’s estimates of inherent losses for these contracts. If the allowance is inadequate, we would recognize as an expense the losses in excess of that allowance, and our results of operations could be adversely affected. Receivables held for sale are carried at the lower of cost or market on an aggregate basis with any write-downs to market recorded as a charge to earnings and reflected in other expenses. In addition, under the terms of the securitizations, we are not able to sell defaulted contracts and contracts greater than 30 days delinquent held by us. Under the terms of our new warehouse facilities, we are able to borrow, subject to specified limitations, against contracts greater than 30 days delinquent, but at a lower advance rate.
      We also retain a substantial portion of the default and prepayment risk associated with the receivables that were sold pursuant to our securitizations. A large component of the gain historically recognized on these sales and the corresponding assets recorded on our balance sheet are credit enhancement assets which consist of investments in trust receivables and restricted cash. Credit enhancement assets are calculated on the basis of management’s assumptions concerning, among other things, defaults. Actual defaults may vary from management’s assumptions, possibly to a material degree, which could adversely affect the value of our credit enhancement assets, which totaled $230.6 million at December 31, 2005. If the change in assumptions and the impact of the change on the value of the credit enhancement assets were deemed other than temporary, we would record a charge to income. In addition, an increase in defaults would reduce the size of our servicing portfolio, which would reduce our servicing fee income and adversely affect our results of operations and cash flow. Although we believe that we have made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default may differ from those assumed, and other assumptions may be required to be revised upon future events.
      Generally, the form of credit enhancement agreement we enter into with Guarantee Insurance Providers in connection with securitization transactions contains specified limits on the delinquency and loss rates on the receivables included in each securitization trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement required for that trust, if a waiver were not obtained. During the period in which the specified delinquency and loss rates were exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to us, which would have an adverse effect on our cash flow.
      At December 31, 2005, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. We believe that it is possible that net loss ratios on certain of our securitization trusts may exceed targeted levels if current economic conditions worsen. If targeted levels were exceeded and a waiver were not granted, we estimate that $5 million to $15 million of cash otherwise distributable from the trusts would be used to increase credit enhancements for the insurer rather than being released to us. Although we believe we have sufficient liquidity in the event that cash distributions from the trusts are curtailed as described above, we may be required to decrease contract origination activities, and implement other expense reductions, if securitization distributions are materially decreased for a prolonged period of time.
Failure to implement our business strategy could adversely affect our operations.
      Our financial position and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include:

•	achieving the desired contract purchase volume;

•	continued and successful use of proprietary scoring models for risk assessment and risk-based pricing;

•	the use of sophisticated risk management techniques;

•	continued investment in technology to support operating efficiency and growth; and

•	continued access to significant funding and liquidity sources.
      Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.
There is a high degree of risk associated with non-prime borrowers.
      We specialize in purchasing and servicing non-prime automobile receivables. Non-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based contract pricing and other underwriting policies and collection methods, these criteria or methods may be ineffective in the future in reducing default risk or property-pricing contracts. In the event that we underestimate the default risk or under-price contracts that we purchase, our financial position, liquidity and results of operations may be adversely affected, possibly to a material degree.
We are subject to general economic conditions beyond our control. Adverse general economic events, including periods of economic weakness, could have a material adverse impact on our business.
      During periods of economic slowdown or recession delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding contracts, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these contracts are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing fee income. While we seek to manage the higher risk inherent in contracts made to non-prime borrowers through the underwriting criteria and collection methods we employ, these criteria or methods may not afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect our financial position, liquidity and results of operations and our ability to enter into future securitizations.
Geographic concentrations of our contracts may adversely affect payments on the contracts.
      Adverse economic conditions, natural disasters or other factors affecting any state or region where a high concentration of obligors resides could adversely affect collections on the contracts and increase the delinquency or credit loss rates of our contracts. At December 31, 2005, obligors with respect to approximately 19.5%, 15.1%, 8.6%, 5.6% and 4.5% of our total managed receivables based on the contracts’ remaining principal balances were located in California, Texas, Florida, Illinois and Georgia, respectively. If adverse economic conditions, natural disasters or other factors occur that affect these regions, or if obligors in these regions experience financial difficulties, a significant number of obligors may not be able to pay, may not make timely payments or may be more prone to filing for bankruptcy protection.
In our direct channel, we depend on a number of third parties and the Internet to provide us with applications, and a decline in applications from these sources could result in a decrease in contract originations.
      In our direct channel, in addition to originations through our RoadLoans website, we rely on third-party business partners to refer customers to us. Our top three third-party relationships in our direct channel generate approximately 40% of our direct contract originations based on both the number of contracts originated and the dollar amount of contracts originated. Our current business partners may not continue to refer customers to us on current terms or at all, and we may not be able to establish relationships with new business partners on terms acceptable to us. Our inability to maintain our current relationships with these companies or the loss of one or more these relationships and our failure or inability to replace those which are lost may result in a decrease in contract originations in our direct channel.
      In addition, because of our reliance on the Internet to provide us with credit applicants, if the Internet were to become less accessible due to increased access fees or concerns about privacy, credit applicants may cease using it as a source for their automobile financing needs.

Our business is highly seasonal which may cause our results of operations and cash flows to fluctuate from quarter to quarter.
      We historically have experienced and expect to continue to experience quarterly fluctuations in our net income and cash flows. We generally experience a decrease in collections in the last two to three months of each year due to consumers’ spending in anticipation of the holiday months and in the first month of the following year due to consumer spending in the previous holiday period. Collections generally tend to increase after income tax refunds are received by our customers. We expect this trend to continue for the foreseeable future. Any decrease in our collections, whether because of general economic conditions, a slowdown in the economy, increased unemployment or other factors, could have a material adverse effect on our business, financial condition and results of operations for the entire year.
Wholesale auction values may impact our profitability.
      We sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories or from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Our recoveries as a percentage of net charge-offs were 44.6%, 37.3% and 36.8% in 2005, 2004 and 2003, respectively. Our recovery rates may not be lower in the future, which could result in higher charge-offs and losses for us.
Our customers may not maintain adequate insurance on our collateral, which could lead to greater losses.
      All of our borrowers are required to maintain insurance on their vehicles, either as a matter of state law or pursuant to their contracts, or both. Some borrowers will allow their insurance to lapse from time to time. We have not historically obtained Collateral Protection Insurance on these vehicles, even though most states allow creditors to do so. We have not done this because the cost of such coverage is difficult to recoup from the customers, and the litigation risks involved in maintaining such a program can be significant. Our losses attributable to lapses in insurance coverage have not been material in nature, but there can be no assurance that such losses will remain immaterial.
Our profitability may be directly affected by the level of and fluctuations in interest rates.
      Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increases, our gross interest rate spread on new originations will generally decline because the rates charged on the contracts originated or purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs to consumers. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. Fed funds rates continued to increase during 2005 to 4.25%, an increase of two full percentage points as compared to 2004. We monitor the interest rate environment and may employ pre-funding and other hedging strategies, such as interest rate swap agreements, designed to mitigate the impact of changes in interest rates. However, pre-funding or other hedging strategies may not mitigate the impact of changes in interest rates.
Our inability to recruit or retain senior management or other qualified personnel could have an adverse impact on our operations.
      We depend on the continued services of our senior executive officers. The loss of any key officer could have a material adverse effect on our business, financial condition and results of operations. We do not carry key man insurance for any of our management executives.

      Competition to hire personnel possessing the skills and experience we require could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified replacement personnel could have an adverse effect on our delinquency, default and net loss rates and, ultimately, our financial condition, results of operations and liquidity.
The auto finance business is highly competitive.
      The auto finance business is highly competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities including thrifts, captive auto finance companies owned by major automobile manufacturers, banks, credit unions, savings associations and independent consumer finance companies that conduct business in the geographic regions in which we operate. Many of these competitors have greater financial and marketing resources than we have. Additionally, on occasion the captive finance companies provide financing on terms significantly more favorable to auto purchasers than we can offer. For example, the captive finance companies can offer special low interest loan programs as incentives to purchasers of selected models of automobiles manufactured by their respective parent manufacturers.
      Many of our competitors also have long-standing relationships with automobile dealers and may offer dealers or their customers other forms of financing, including dealer floor plan financing and leasing, which we do not provide. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered and the quality of service provided to dealers and customers. In seeking to establish our position as one of the principal financing sources of the dealers we serve and a leading direct lender, we compete predominantly on the basis of our high level of dealer service and strong dealer and business partner relationships and by offering flexible contract terms. If we are unable to compete successfully in this market or against these competitors our business would be affected adversely.
Regulatory requirements may have a material adverse effect on our business, financial condition or operating results.
      Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.
      In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as us. These rules and regulations generally provide for licensing of sales finance agencies and direct lenders, limitations on the amount, duration and charges, including interest rates, for various categories of contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, we are subject to periodic examination by state regulatory authorities.
      We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers

Civil Relief Act, which requires us to reduce the interest rate charged on contracts to customers who have subsequently enlisted, been inducted or called to active military duty and may restrict the exercise of remedies against such customers.
      The dealers who originate automobile finance contracts that we purchase also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.
      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance; however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.
State laws and other factors may limit the collection of payments on our contracts and repossession of the vehicles.
      State laws may prohibit, limit or delay repossession and sale of the vehicles to recover on defaulted automobile contracts. As a result, we may experience delays in receiving payments and suffer losses. Additional factors that may affect our ability to recoup the full amount due on an automobile contract include:

•	our failure to file amendments to or receive certificates of title relating to the vehicles;

•	depreciation of the financed vehicles;

•	obsolescence of the financed vehicles;

•	damage or loss of any financed vehicle; and

•	the application of federal and state bankruptcy and insolvency laws.
We are parties to litigation matters that could adversely affect our financial condition, results of operations and cash flows.
      As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, wrongful collection procedures, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against us could take the form of class action lawsuits by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies, but includes requests for compensatory, statutory and punitive damages.
      Any adverse resolution of the litigation pending or threatened against us could have a material adverse effect on our financial condition, results of operations or cash flows.
We may pursue strategic acquisitions and expansion opportunities, which could have an adverse impact on our business.
      We may, from time to time, consider acquiring complementary companies or businesses. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	the diversion of our capital and our management’s attention from other business issues and opportunities;

•	difficulties in successfully integrating companies that we acquire, including personnel, financial systems and operations;

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as it is integrated into our operations; and

•	the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.
      Further, we will need to continue to effectively manage the expansion of our existing operations in order to execute our growth strategy of entering into new markets and expanding in existing markets. Growth may strain our existing resources. It is possible that our management, employees, systems and facilities currently in place may not be adequate to accommodate future growth. In this situation, we will have to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to effectively manage our growth, our operations and financial results may be adversely affected.
Our financial products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduction of our revenues or damage to our reputation.
      Our products and services, and the networks and third-party services upon which our financial products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, some of which are deployed, operated, monitored and supported by third parties, whom we do not control. We rely on third parties to detect and respond to errors and failures in our proprietary computer systems. We also rely on third parties for software development and system support. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by third parties, whom we do not control.
If we are unable to protect our intellectual property adequately, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.
      Our success depends on developing and protecting our intellectual property, including our proprietary scorecards. We rely on the terms of license agreements, as well as copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. If we are unable to protect our intellectual property, our operations and financial results may be adversely affected.
Our substantial indebtedness could adversely affect our business and results of operations.
      We have a significant amount of indebtedness. At December 31, 2005, we had on a consolidated basis outstanding indebtedness of $2,709.5 million. This level of indebtedness could:

•	make it more difficult for us to meet all our obligations to creditors, who could then require us to, among other things, restructure our indebtedness, sell assets or raise additional debt or equity capital;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for operations and future business opportunities;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or general corporate purposes;

•	limit our flexibility in planning for, and reacting to, changes in our business and in our industry, which could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	make it more difficult for us to satisfy the obligations of our notes.
      Any of the above listed factors could materially adversely affect our business and results of operations.
Our indenture governing our notes, our new warehouse and residual facilities and our new term loan restrict our operations.
      Our indenture governing our notes restricts our ability to, among other things:

•	sell or transfer assets, other than through warehousing and securitization activities;

•	incur additional debt;

•	repay other debt;

•	pay dividends;

•	make certain investments or acquisitions;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.
      Our new warehouse and residual facilities and our indenture governing our notes require us to comply with certain financial ratios, covenants and asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.
      If we cannot comply with the requirements of our indenture governing our notes, our new warehouse and residual facilities or our new term loan, we may be required to repay immediately all of the outstanding debt under them. If our debt payments were accelerated, our assets might not be sufficient to fully repay our debt. These lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt.
      We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such a case, our financial condition, liquidity and results of operations would suffer.
We will continue to require significant amounts of cash to fund our operations.
      We require substantial amounts of cash to fund our contract purchases and originations and securitization activities, including credit enhancement obligations. We expect to continue to require substantial amounts of cash to fund our operations. Although we have historically recognized a gain on the sale of receivables upon the closing of a securitization, we typically receive the cash representing that gain over the actual life of the receivables securitized. We also incur significant transaction costs in connection with a securitization. Furthermore, we may be required to make substantial estimated federal income tax payments before we receive distributions of excess cash flow from securitization trusts. Accordingly, our strategy of securitizing substantially all of our newly purchased contracts and increasing the number of contracts purchased will require substantial amounts of cash.
      In addition to requiring cash to fund contract purchases pending their securitization and sale, we will also require cash to fund:

•	credit enhancement requirements in connection with the securitization and sale of the receivables;

•	interest and principal payments under our new warehouse and residual facilities, new term loan, our notes and other indebtedness;

•	fees and expenses incurred in connection with the servicing of securitized receivables;

•	capital expenditures for technology and facilities;

•	ongoing operating expenses; and

•	income tax payments.
      Our primary sources of liquidity in the future are expected to be:

•	borrowings under our new warehouse and residual facilities;

•	sales of receivables through securitizations;

•	cash flow received from securitization trusts;

•	cash flow from operating activities other than sales of receivables;

•	servicing fees from securitization trusts and our warehouse facilities; and

•	further issuances of debt or equity securities, depending on capital market conditions.
      We believe that we will continue to require the execution of securitization transactions and the renewal of our new warehouse and residual facilities in order to fund our future liquidity needs. If these sources of funding are unavailable to us on a regular basis or are only available on terms unacceptable to us, we will be required to significantly decrease contract origination activities and implement expense reductions, all of which may have a material adverse affect on our ability to achieve our business and financial objectives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our executive offices are located at 7711 Center Ave., Suite 100, Huntington Beach, California 92647 in a 62,885 square foot office space under a lease that expires in 2008. Additionally, during 2005, we operated in Huntington Beach, California in a 43,364 square foot office space under a lease that expired in February 2006. We had previously subleased 17,144 square feet at this location to a third party. We terminated our underlying lease and the sublease for this space in June 2005. We also lease 117,885 square feet of office space in North Richland Hills, Texas, including 46,647 square feet of additional space acquired during 2005, under a lease scheduled to expire in 2012.

ITEM 3.	LEGAL PROCEEDINGS
      As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, wrongful collection procedures, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against us may take the form of class action lawsuits by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies, but includes requests for compensatory, statutory and punitive damages.
      We believe that we have taken prudent steps to address the litigation risks associated with our business activities. We are vigorously defending the litigation against us and, while we are unable to estimate a range of possible losses with respect to our pending litigation due to the preliminary stages of most of our proceedings, we do not believe that the outcome of these proceedings, individually or in the aggregate, will have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      There is no trading market for our common stock. All of the outstanding shares of our common stock are held by Triad Holdings Inc.

ITEM 6.	SELECTED FINANCIAL DATA
      Set forth below is selected historical consolidated financial data. We derived the historical statement of income and balance sheet data for the periods indicated from our consolidated financial statements. We have derived the selected historical consolidated financial data at December 31, 2005 and for the period April 30, 2005 through December 31, 2005 from our audited financial statements. We have derived the selected historical financial data at December 31, 2004, 2003, 2002 and 2001 and for the period January 1, 2005 through April 29, 2005 and for the years ended December 31, 2004, 2003, 2002 and 2001 from the predecessor’s audited financial statements. The information presented below should be read in conjunction with, and qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited historical consolidated financial statements and related notes and other financial information appearing elsewhere in this document.

	Successor	Predecessor

	April 30, 2005	January 1,
	to	2005 to	For the Year Ended December 31,
	December 31,	April 29,
	2005	2005	2004	2003	2002	2001

	(Dollars in thousands)
Statement of Income Data:
Financing and other interest income	$215,114	$127,243	$302,715	$278,499	$458,213	$386,778
Interest expense	85,958	21,440	38,793	50,799	143,565	120,997

Net interest margin	129,156	105,803	263,922	227,700	314,648	265,781

Provision for credit losses on owned finance receivables	58,909	—	1,135	49,016	221,888	152,723
Net interest margin after provision for credit losses	70,247	105,803	262,787	178,684	92,760	113,058
Securitization and servicing income	19,275	16,597	82,579	107,599	48,123	3,033
Other income (expense)	12,803	9,512	8,825	9,716	10,900	2,324

Total other revenues	32,078	26,109	91,404	117,315	59,023	5,357

Operating expenses	85,889	39,857	123,894	156,348	160,697	116,328
Other expenses	—	30,505	73,713	60,402	—	—
Impairment charge on goodwill(1)	—	—	61,192	—	—	—

Total expenses	85,889	70,362	258,799	216,750	160,697	116,328

	Successor	Predecessor

	April 30, 2005	January 1,
	to	2005 to	For the Year Ended December 31,
	December 31,	April 29,
	2005	2005	2004	2003	2002	2001

	(Dollars in thousands)
Income (loss) before income taxes	16,436	61,550	95,392	79,249	(8,914)	2,087
Provision for income taxes	(6,453)	(23,208)	(43,503)	(29,877)	3,308	(787)

Net income (loss)	$9,983	$38,342	$51,889	$49,372	(5,606)	1,300

Cash Flow Data:
Cash flows provided by (used in) operating activities(8)	170,541	(383,565)	(1,048,224)	(555,878)	187,621	154,312
Cash flows provided by (used in) investing activities(8)	(1,295,832)	117,879	419,272	1,385,164	288,651	(1,187,334)

Cash flows provided by (used in) financing activities	1,146,942	263,546	640,082	(823,094)	(474,727)	1,035,087

Net increase (decrease) in cash	$21,651	$(2,140)	$11,130	$6,192	$1,545	$2,065

	Successor	Predecessor

		At and For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance Sheet Data (at end of period):
Cash	$45,295	$25,784	$14,654	$8,462	$6,917
Cash-restricted	153,231	—	—	—	—
Finance receivables, net	2,596,809	1,721,334	865,417	1,744,297	2,450,741
Retained interest in securitized assets	216,952	355,081	447,758	245,148	20,087
Total assets	3,138,156	2,162,314	1,446,408	2,148,216	2,630,419
Total debt	2,709,518	1,603,510	963,428	1,786,522	2,461,249
Total stockholders’ equity	356,832	458,713	424,229	342,352	142,317

		(Unaudited)
Other Data(2):
Contract originations	1,880,230	2,056,195	1,676,818	1,613,519	1,744,190
Contracts securitized	2,184,026	736,545	2,025,850	1,347,128	—
Average Receivables(2):
Held for sale	N/A	912,497	799,861	N/A	N/A
Held for investment	2,221,927	284,536	593,871	2,606,984	2,079,532

Average owned receivables	2,221,927	1,197,033	1,393,732	2,606,984	2,079,532
Sold	1,573,103	2,532,340	1,942,090	378,985	130,643

Average total managed receivables(3)	$3,795,030	$3,729,373	$3,335,822	$2,985,969	$2,210,175

Successor(2)	Predecessor

At and For the Year Ended December 31,

2005	2004	2003	2002	2001

(Dollars in thousands)

(Unaudited)
Owned Data:
Net margin(4)	$234,959	$263,922	$227,700	$314,648	$265,781
Net charge-offs(5)	95,617	99,966	153,217	247,782	119,370
Owned receivables (at end of period)	2,736,183	1,762,669	951,438	1,899,590	2,628,553
Owned receivables greater than 60 days delinquent (at end of period)	44,079	30,432	80,126	132,000	134,056
Owned Ratios:
Ratio of earnings to fixed charges(6)	1.7	x	3.4	x	2.5	x	—	1.0x
Annualized net margin as a percentage of average owned receivables(4)	8.2%	13.4%	12.5%	11.8%	12.6%
Annualized net charge-offs as a percentage of average owned receivables(5)	4.3%	8.4%	11.0%	9.5%	5.7%
Owned receivables greater than 60 days delinquent as a percentage of owned receivables (at end of period)	1.6%	1.7%	8.4%	7.0%	5.1%
Total Managed Data:
Net margin(4)(7)	$506,281	$523,693	$483,863	$375,529	$280,814
Net charge-offs(5)	231,653	280,333	278,830	255,547	127,374
Total managed receivables (at end of period)	3,866,535	3,844,771	3,487,513	3,175,500	2,713,437
Average principal amount per total managed contracts outstanding (in dollars)	13,382	13,316	13,010	12,951	13,237
Total managed receivables greater than 60 days delinquent (at end of period)	81,319	90,416	140,926	147,027	138,858
Total Managed Ratios:
Annualized net margin as a percentage of average total managed receivables	13.3%	14.0%	14.5%	12.6%	12.7%
Annualized net charge-offs as a percentage of average total managed receivables(5)	6.1%	7.5%	8.4%	8.6%	5.8%
Annualized operating expenses as percentage of average total managed receivables	3.3%	3.3%	4.7%	5.4%	5.3%
Receivables greater than 60 days delinquent as a percentage of total managed receivables (at end of period)	2.1%	2.4%	4.0%	4.6%	5.1%

(1)	As a result of the terms of the Acquisition, we determined that there was an impairment of goodwill and recorded a $61.2 million pre-tax charge to earnings in 2004.

(2)	To assist in the evaluation of our financial results and to make it easier to understand our results of operations, the “predecessor” period (January 1 through April 29, 2005) and the “successor” period (April 30 through December 31, 2005) have been combined for the twelve months ended December 31, 2005. These combined results should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this document for information on items impacting the comparability of predecessor and successor periods.

(3)	Total managed receivables consist of our total owned receivables and our total sold receivables in securitization transactions.

(4)	Net margin as reflected on the consolidated statements of income for the successor period (April 30, 2005 through December 31, 2005) includes $83.6 million of premium amortization resulting from the revaluation of our predecessor finance receivables held for investment to fair market value in connection with the purchase transaction. Excluding $83.6 million of premium amortization owned, net margin as a percentage of average owned receivables would have been 11.9%. Annualized net margin as a percentage of average finance receivables excludes other interest income.

(5)	In April 2004, we changed our charge-off policy such that all owned contracts which are more than 120 days delinquent are charged off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for the year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose bankruptcy cases had not yet been resolved. Excluding this one-time charge-off, our net charge-offs as a percentage of average owned and average total managed receivables would have been 5.6% and 6.6%, respectively for the year ended December 31, 2004.

(6)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of total interest expense and one-third of rental expenses, which management believes are representative of the interest component of all operating leases. Earnings, as defined, were insufficient to cover our fixed charges for 2002 by $8.9 million.

(7)	Total managed net interest margin is the difference between (a) financing revenue, fee and other income earned on our total managed receivables and (b) the cost to fund the receivables and the cost of debt incurred for general corporate purposes. Total managed net interest margin is a calculation that assumes that securitized receivables have not been sold and are still on our consolidated balance sheet. Total managed net interest margin is not a measurement of financial performance determined under generally accepted accounting principles and should not be considered as an alternative to any other measures of performance determined under generally accepted accounting principles. We evaluate the profitability of our financing activities based partly upon the net margin related to our total managed receivables, including owned receivables and sold receivables. We use this information to analyze trends in the components of the profitability of our total managed receivables portfolio. Analysis of net margin on a total managed basis helps us to determine which origination channels and finance products are most profitable, guide us in making pricing decisions for finance products and indicates if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net interest margin on a total managed basis facilitates comparisons of our results with other finance companies that do not securitize their receivables and in the future will assist in comparisons of our results with other finance companies that, due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as sales.

      The following is a reconciliation of net interest margin as reflected on our consolidated statements of income to our total managed net interest margin:

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Net interest margin as reflected on the consolidated statements of income	$234,959	$263,922	$227,700	$314,648	$265,781
Less: other interest income	(53,784)	(103,959)	(53,895)	(8,191)	(3,437)
Financing revenue on sold receivables	262,691	422,866	348,424	67,814	23,873
Interest expense on sold receivables	(43,462)	(67,961)	(48,082)	(9,642)	(7,727)
Premium amortization(4)	83,562	—	—	—	—
Other income	22,315	8,825	9,716	10,900	2,324

Total managed net interest margin	$506,281	$523,693	$483,863	$375,529	$280,814

(8)	As discussed in note 3 to the consolidated financial statements appearing elsewhere in this document, the Company restated its 2004 and 2003 cash flows from operating and investing activities. These restatements did not result in any change to total cash and cash equivalents.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our historical consolidated financial statements covers periods before the consummation of the Transactions. From June 1999 through April 29, 2005, the Company was a wholly owned subsidiary of Fairlane Credit, LLC, a wholly owned subsidiary of Ford Motor Credit Company (“Ford Credit”). On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation.
      In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings Inc. plus related purchase accounting adjustments have been pushed-down and recorded in our financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning April 30, 2005. Information for all “predecessor” periods prior to the Acquisition are presented using our historical basis of accounting.
      To assist in the evaluation of our financial results and to make it easier to understand our results of operations, the “predecessor” period (January 1 through April 29, 2005) and the “successor” period (April 30 through December 31, 2005) have been combined for the year ended December 31, 2005. The following discussion and analysis of results of operations contains information on items impacting the comparability of the predecessor and successor periods.
      The statements in the discussion and analysis regarding our expectations regarding the performance of our business, our liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.” Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.
General
      Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of automobile installment contracts. We purchase auto finance contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the acquisition and origination of receivables, we relied upon lines of credit and warehouse and residual credit facilities. Prior to the Acquisition, we relied upon lines of credit, including advances from Ford Credit since we were acquired by a subsidiary of Ford Motor Company in June 1999. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we completed eight securitizations of auto receivables. With the exception of our most recent January 2006, July 2005, and May 2005 transactions, all of our securitizations have been accounted for as sales in accordance with generally accepted accounting principles.
      We periodically sell receivables to securitization trusts, or “Trusts,” that, in turn, sell asset-backed securities to investors. For all securitizations accounted for as sales, we recognized a gain upon the sale of receivables to the Trusts, which represents the difference between the sale proceeds to us, net of transaction costs, and our net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by us over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses. Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us. In addition to excess cash flows, we earn monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized, or “sold receivables,” and collect other fees such as late charges and extension fees as servicer for those Trusts.
      Beginning with our May 2005 securitization, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness will remain on our balance sheet. We recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. The principal changes to our securitization structures that result in the differing accounting treatment include the right of the trust to enter into interest rate derivative contracts with respect to retained interests and also allows the servicer to sell charged-off finance receivable contracts. Provisions such as these preclude the use of sale treatment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
      This change significantly impacts our results of operations compared to our historical results. In particular, as a result of this change, our provision for credit losses and our net interest margin will increase significantly, with our provision for credit losses increasing initially at a greater rate than our net interest margin because we will generally begin recording a provision for credit losses upon the purchase of each contract. Additionally, we do not earn a monthly servicing fee on securitizations accounted for as secured financings. As a result, our securitization income and net income will initially decrease, with no change to our cash flows, as a result of this accounting change. Accordingly, our historical results and management’s discussion of such results may not be indicative of our future results. This new structure will allow our reported earnings to be more closely aligned with cash flow distributions from securitization trusts than our previous structure. Additionally, this new structure will provide greater visibility in our financial statements of future finance charge income and net margins related to our managed receivables portfolio.
Critical Accounting Policies and Use of Estimates
      We prepare our financial statements in conformity with generally accepted accounting principles, which require management to make certain estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in determining these estimates, actual results reported in future periods may differ from these estimates and could therefore affect the value of our assets and liabilities.
      Critical estimates inherent within our financial statements include the carrying value of predecessor finance receivables held for investment, allowance for credit losses and the fair value of retained interests in securitized assets.

Predecessor Finance Receivables Held For Investment
      The carrying value of our finance receivables owned as of the acquisition date was adjusted to fair market value taking into account future expected credit losses, projected prepayments, and a required rate of return commensurate with the associated risk. Expected credit losses were based on factors including historical credit loss trends, the credit quality of the acquired portfolio, trends in historical and projected used vehicle values and general economic measures. The expected credit loss assumptions are reviewed periodically, and should it be determined that actual losses are exceeding expected losses, we may be required to increase our estimate of expected losses, which would reduce the carrying value in the consolidated balance sheet and record an impairment charge to earnings in the consolidated statements of income. A premium resulting from the revaluation of our predecessor finance receivables held for investment to fair market value in connection with the purchase transaction is being amortized against owned net interest margin over the remaining life of the receivables.

Allowance For Credit Losses
      The allowance for credit losses is maintained at a level adequate to cover probable incurred credit losses related to impaired receivables originated subsequent to April 29, 2005 and classified as held for investment as of the date of the financial statements, taking into account the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors. We continuously evaluate actual portfolio performance of our finance receivables as compared to our assumptions. Should we determine that the portfolio performance, including delinquencies, defaults and net charge-offs, is worse than expected, we may be required to increase our allowance for credit losses. This increase in our allowance for credit losses would reduce the carrying value of our finance receivables held for investment and would also result in a higher provision for credit losses in the consolidated statements of income.

Retained Interest in Securitized Assets
      Our retained interest in securitized assets is recorded at fair value. Because market prices are not readily available for these assets, fair value is determined using discounted cash flow models. The most significant assumptions made are the cumulative credit loss assumptions, prepayment assumptions and the rate at which estimated future cash flows are discounted. Our assumptions represent management’s best estimates. The assumptions may change in future periods due to changes in the economy that may impact the performance of the underlying finance receivables and the risk profiles of our retained interest in securitized assets. Significant changes in assumptions could result in a change in the fair value of the retained interest in securitized assets in the consolidated balance sheets and the amount of accretion of the present value discount and impairment of retained interest in securitized assets in the consolidated statements of income.
Effects of the Transactions
      From June 1999 and until the Acquisition, we funded our purchases of contracts, on an interim basis, with funds received from Ford Credit pursuant to an agreement providing for up to $3.0 billion of advances. For long-term financing, we have issued asset-backed securities. Since August 2002, we have sold or securitized over $7.2 billion of contracts in one private and seven public offerings of asset-backed securities. Upon consummation of the Acquisition, we replaced the financing received from Ford Credit with two new warehouse facilities and two new residual facilities that collectively provide us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal. Prior to the closing of the Acquisition, we completely replaced the treasury and cash management functions previously provided by Ford Credit. In addition, our tax compliance and internal audit functions were replaced after the closing of the Acquisition.
Components of Revenues and Expenses
      Most of our revenues are generated from the purchase, origination, retention, subsequent securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate prior to their subsequent securitization. Our income related to sale of receivables includes (1) the gain-on-sales of receivables sold to Trusts in securitization transactions, (2) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts, (3) the supplemental servicing fee income we receive from servicing the receivables in those Trusts, (4) residual interest income on the retained interest in securitized assets we retain from securitization transactions, and (5) interest income received with respect to notes we retain from securitization transactions. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance, referral fees received from other lenders and payment convenience fees.

      Our costs and expenses consist of interest expense, operating expenses, provision for credit losses, other expenses, impairment charge on goodwill and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our purchase and origination of receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs, including repossession and remarketing fees. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment. Other expenses represent any write-downs to market on our held for sale receivables. During 2004, we determined that there was an impairment of goodwill and recorded a $61.2 million pre-tax charge to earnings.
Executive Overview
      Our net income for the year ended December 31, 2005 was $48.3 million, compared to $51.9 million and $49.4 million in 2004 and 2003, respectively. The following were significant factors related to 2005 results as compared to 2004:

•	The decrease in net income was primarily due to lower net interest margin and securitization and servicing income combined with a higher provision for credit losses.

•	The decrease in net interest margin was primarily attributable to interest expense which increased by $68.6 million to $107.4 million for the year ended December 31, 2005 as compared to 2004, mainly due to both a higher cost funds and higher average debt levels. Our net interest margin for the year ended December 31, 2005 was also negatively impacted by $83.6 million of premium amortization resulting from the revaluation of our predecessor finance receivables held for investment to fair market value in connection with the purchase transaction.

•	Our provision for credit losses increased by $58.9 million for the year ended December 31, 2005 as a result of the change in accounting for our securitization transactions from sales of receivables to secured financings.

•	Securitization and servicing income decreased by $46.7 million to $35.9 million for the year ended December 31, 2005. This decrease was primarily due to a decrease in average sold receivables.

•	Fueled by higher customer fees attributable to higher owned receivable balances, our other income increased by 152.9% to $22.3 million for the year ended December 31, 2005.

•	Mainly related to charges related with consolidating certain functions to create future operational efficiencies, our operating expenses slightly increased by $1.9 million to $125.7 million for the year ended December 31, 2005.

•	As a result of improved asset quality, our net charge-offs as a percentage of average owned receivables decreased to 4.3% in 2005 from 8.4% in 2004.

•	Our delinquent contracts greater than 60 days delinquent as a percentage of owned receivables decreased to 1.6% at December 31, 2005 as compared to 1.7% at December 31, 2004.

•	Our average owned receivables increased by $1.0 billion to $2.2 billion for the year ended December 31, 2005 as compared to 2004.
Results of Operations

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004
      Our net income was $48.3 million for the year ended December 31, 2005, compared to $51.9 million for 2004. The 6.9% decrease in net income was primarily due to lower net interest margin and securitization and servicing income combined with a higher provision for credit losses.

Net Interest Margin
      Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Held for sale	N/A	$912,497
Held for investment	2,221,927	284,536

Average owned finance receivables, carrying value	$2,221,927	$1,197,033

      Average owned finance receivables increased by 85.6% for the year ended December 31, 2005 as compared to 2004. This increase was primarily attributable to a change in how we account for securitization transactions. In March 2004, we securitized $736.5 million of receivables that met the criteria for a sale of receivables. Beginning with our May 2005 securitization transaction, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. We purchased and originated $1,880.2 million of auto contracts during 2005, compared to $2,056.2 million during 2004. This decrease was primarily due to a lower level of originations in our dealer channel, mainly due to increased competition and higher pricing, partially offset by continued growth in our direct channel.
      The average new contract size was $18,066 for the year ended December 31, 2005, compared to $17,933 for 2004. The average annual percentage rate on contracts purchased and originated was 16.1% during both the years ended December 31, 2005 and 2004.
      Net interest margin on our owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Financing income	$288,572	$198,756
Other interest income	53,785	103,959
Interest expense	(107,398)	(38,793)

Net interest margin	$234,959	$263,922

Financing income as a percentage of average owned finance receivables	13.0%	16.6%

      The 11.0% decrease in net interest margin for the year ended December 31, 2005 as compared to 2004 was due to an increase in interest expense combined with a decrease in other interest income partially offset by an increase in financing income. Net interest margin included $83.6 million of premium amortization for the period April 30, 2005 through December 31, 2005 related to our predecessor finance receivables held for investment.
      The increase in financing income was due to an increase in average owned receivables partially offset by a decrease in yield on our receivables. The increase in average owned receivables was largely attributable to the continued build-up of our portfolio subsequent to our March 2004 securitization transaction that met the criteria for a sale of receivables. The decrease in our average yield on receivables to 13.0% for the year ended December 31, 2005 from 16.6% in 2004, was primarily due to premium amortization reflecting the impact of adjusting predecessor finance receivables held for investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income included $83.6 million of premium amortization for the period April 30, 2005 through December 31, 2005 related to these receivables. Excluding the $83.6 million of premium amortization, the average yield on receivables for the year ended December 31, 2005 would be 16.7%.
      Other interest income decreased to $53.8 million for the year ended December 31, 2005, compared to $104.0 million for 2004. This decrease was mainly due to a decrease in residual interest income and interest received from retained notes caused by lower retained interest in securitized asset balances.
      The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds was 4.7% for the year ended December 31, 2005, as compared to 3.4% for the year ended December 31, 2004, due to both higher interest rates and higher-cost forms of borrowing, including our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Average debt outstanding was $2,280.7 million and $1,154.5 million for 2005 and 2004, respectively.

Provision for Credit Losses
      Our provision for credit losses was $58.9 million for the year ended December 31, 2005 as compared to $1.1 million for 2004. Our provision for credit losses increased significantly as a result of the change in accounting for our securitization transactions from sales of receivables to secured financings as we generally begin recording a provision for credit losses upon the origination and purchase of each contract. As a result of this change, our finance receivables are classified as held for investment with an allowance for credit losses maintained at a level adequate to cover probable losses related to impaired receivables originated subsequent to April 29, 2005.

Securitization and Servicing Income
      Securitization and servicing income is summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Gains-on-sale of finance receivables	$—	$27,145
Servicing fee income	42,961	69,699
Impairment charge on retained interest	(7,089)	(14,265)

Securitization and servicing income	$35,872	$82,579

      Securitization and servicing income, excluding gain-on-sale of finance receivables, decreased to $35.9 million for the year ended December 31, 2005, compared to $55.4 million for the year ended December 31, 2004. Securitization and servicing income, excluding gain-on-sale of finance receivables, represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in securitization and servicing income, excluding gain-on-sale of finance receivables, for the year ended December 31, 2005 as compared to 2004 was primarily related to a decrease in average sold receivable balances. During 2005, none of our securitizations were accounted for as sales of receivables. There was no gains on sale of finance receivables in 2005.
      Significant assumptions used in determining the gain-on-sale of finance receivables are summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

Cumulative credit losses	—	11.25%
Discount rate used to estimate present value	—	16.0%
ABS prepayment spread	—	1.7%

Other Income
      Other income is summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Customer fees	$13,322	$7,340
Gains on interest rate swap agreements	7,432	24
Other	1,561	1,461

Other income	$22,315	$8,825

      Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap and warranty insurance policies and payment convenience fees, and gains and losses on our interest rate swap agreements. Excluding gains (losses) on interest rate swap agreements, the increase in other income for the year ended December 31, 2005 as compared to 2004 was primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.

Expenses
      Operating expenses were $125.7 million for the year ended December 31, 2005, compared to $123.9 million for the year ended December 31, 2004. The $1.9 million increase in operating expenses for the year ended December 31, 2005 as compared to 2004 was due to $3.7 million in expenses related to consolidating certain functions, including collections, at our Texas facility combined with $1.7 million in severance expense associated with the termination of our former chief executive officer and $2.0 million in legal settlements expense. This increase was partially offset by $6.5 million in repossession and remarketing expenses that are no longer classified as operating expenses. Subsequent to April 29, 2005, these repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather as a component of credit losses on charged-off receivable balances. Annualized operating expenses as a percentage of average total managed receivables remained unchanged at 3.3% for both the years ended December 31, 2005 and 2004.
      Other expenses were $30.5 million for the year ended December 31, 2005, compared to $73.7 million for the year ended December 31, 2004. Prior to April 30, 2005, other expenses represented write-downs to market value on loans that no longer met our securitization and sale criteria and that were subsequently transferred from our held for sale portfolio to our held for investment portfolio. In connection with our April 29, 2005 acquisition, all finance receivables were classified as held for investment as we have the ability and intent to hold these receivables until maturity.
      As a result of the terms of the Acquisition, we determined that there was an impairment charge on goodwill and recorded a $61.2 million pre-tax charge to earnings in 2004.

Income Taxes
      Income tax expense was $29.7 million for the year ended December 31, 2005, as compared to $43.5 million in 2004. Our effective income tax rate was 38.0% for 2005 and 45.6% for 2004. The higher 2004 tax rate resulted primarily from the $61.2 million impairment charge on goodwill, the majority of which was non-deductible for tax purposes.

Credit Quality
      We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding higher level of delinquencies and charge-offs.

      Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses on the balance sheet at a level considered adequate to cover our probable incurred credit losses related to impaired held for investment receivables as of the date of the balance sheet. Receivables held for investment are charged-off to the allowance for credit losses at the earlier of repossession of the collateral or when the account is otherwise deemed uncollectable. Predecessor finance receivables held for investment were adjusted to fair market value in connection with the purchase transaction taking into account future expected credit losses and a required rate of return commensurate with the associated risk.
      The following table presents certain data related to our owned finance receivables are summarized as follows:

	At December 31,

	2005	2004

	(Dollars in thousands)
Predecessor finance receivables held for investment, net	$1,468,410	$—
Finance receivables held for sale, net	—	1,510,315
Owned finance receivables held for investment	1,174,775	227,100
Allowance for credit losses	(51,259)	(16,081)

Owned finance receivables held for investment, net of allowance	1,123,516	211,019

Allowance for credit losses as a percentage of receivables	4.4%	7.1%
Total owned finance receivables, net	$2,591,926	$1,721,334

      The decrease in the allowance for credit losses as a percentage of receivables at December 31, 2005 as compared to December 31, 2004 was due to an increase in credit quality of our owned finance receivables held for investment. Our portfolio of owned finance receivables held for investment as of December 31, 2004 had lower credit scores and higher payment-to-income and loan-to-value ratios than did our owned finance receivables held for investment as of December 31, 2005. The allowance for credit losses at December 31, 2005 is maintained at a level adequate to cover probable incurred credit losses related to impaired held for investment receivables originated subsequent to April 29, 2005 and classified as held for investment as of the date of the financial statements, taking into account the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors.
      Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31,

	2005		2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$155,009	5.7%	$82,710	4.7%
Greater than 60 days	44,079	1.6	30,432	1.7

	199,088	7.3	113,142	6.4
In repossession	8,158	0.3	4,995	0.3

	$207,246	7.6%	$118,137	6.7%

      Delinquencies in our receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were higher at December 31, 2005 as compared to 2004. This increase was primarily due to an increase in 31 to 60 days delinquencies. The increase in 31 to 60 days delinquencies is primarily a result of the Company’s collection strategy during 2005, to emphasize tactics that reduce accounts rolling into later stages of delinquency. This strategy results in accounts remaining in the lower stage of delinquency a greater period of time, however, and increases the probability that the customer will be able to recover from a lower past due amount thus reducing the risk of default.
      We at times offer payment extensions, in accordance with our policies and guidelines, to consumers to assist them when temporary financial difficulties interfere with their ability to make scheduled payments. Our policies and guidelines, as well as certain contractual restrictions in our securitization transactions, limit the number and frequency of extensions that may be granted. An account for which all delinquent payments are extended is classified as current at the time the extension is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account, resulting in lower delinquencies.
      We evaluate the results of our extension strategies based upon the portfolio performance on accounts that have been extended versus accounts that have not been extended over the same period of time. We believe that payment extensions granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.
      Payment extensions as a percentage of owned finance receivables outstanding is summarized as follows:

	At December 31,

	2005	2004

	Percent	Percent

Never extended	89.1%	92.0%
Extended:
1-2 times	10.6%	7.2%
3-4 times	0.3%	0.8%

Total extended	10.9%	8.0%

Total	100.0%	100.0%

      Payment extensions as a percentage of total owned finance receivables increased to 10.9% at December 31, 2005 compared with 8.0% in 2004, mainly driven by an increase in 1-2 times payment extensions which increased to 10.6% at December 31, 2005 as compared to 7.2% in same period last year.
      Payment extensions do not have a direct impact on the amount of our finance receivables charged-off and the corresponding credit quality ratios. Payment extensions may, however, impact the timing of these charge-offs in the event a previously extended account is ultimately charged-off. Additionally, the impact of payment extensions is considered in determining the allowance for credit losses and the resulting provision for credit losses.
      Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Repossession charge-offs	$143,669	$99,171
Less: Recoveries	(91,868)	(59,167)
Mandatory charge-offs(1)	43,816	59,962

Net charge-offs	$95,617	$99,966

Net charge-offs as a percentage of average total owned receivables outstanding	4.3%	8.4%
Recoveries as a percentage of charge-offs	49.0%	37.2%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off. In April 2004, we changed our charge-off policy such that all owned receivable contracts that are more than 120 days delinquent are charged-off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for the year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose cases had not yet been resolved. Excluding this one-time charge-off, our owned net charge-offs as a percentage of average owned receivables would have been 5.6% for the year ended December 31, 2004.
      Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age or seasoning of the portfolio and economic factors. The decrease in annualized net charge-offs as a percentage of average owned finance receivables to 4.3% for the year ended December 31, 2005, as compared to 8.4% for the year ended December 31, 2004 was due to the policy change discussed in (1) above combined with the increase in recoveries, partially offset by the $6.5 million of repossession and remarketing expenses included as a component of credit losses during the period April 30, 2005 through December 31, 2005. The increase in recoveries as a percentage of charge-offs was primarily due to increases in recovery rates of auction sale proceeds combined with charge-offs for the year ended December 31, 2004 including the April 2004 one-time charge-off of $32.6 million of contracts discussed in (1) above.

Other Comprehensive Income
      The unrealized gains (losses) on retained interest in securitized assets are summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Unrealized gains at time of sale	$—	$9,487
Unrealized holding gains related to timing difference	2,101	1,939
Net reclassification into earnings	(6,670)	(39,364)

	$(4,569)	$(27,938)

      The unrealized gains at time of sale represent the excess of the fair value of the retained interest in securitized assets over our carrying value related to such interests when receivables are sold. There were no unrealized gains for the year ended December 31, 2005 as the last securitization transaction accounted for as a sale of receivables occurred in March 2004.
      The unrealized holding gains of $2.1 million and $1.9 million during 2005 and 2004, respectively, were primarily the result of timing differences associated with credit losses and prepayments. The initial levels of actual credit losses and prepayments are generally lower than assumed resulting in excess cash flows being generated earlier than anticipated. These accelerated cash flow levels result in an increased value in the retained interests and corresponding unrealized gains in the early years of the transactions.
      Net unrealized gains of $6.7 million and $39.4 million were reclassified into earnings during 2005 and 2004, respectively, representing the recognition of previously deferred gains on our retained interests.

Total Managed Information
      We evaluate the profitability of our lending activities based partly upon our total managed auto finance receivables portfolio, including both owned finance receivables and sold finance receivables. We have historically securitized our receivables in transactions that met the criteria for a sale of such receivables. The net margin and credit quality information presented below on a total managed basis assumes that securitized and sold receivables had not been sold and are still on our consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charge and fee income would be recognized over the life of the securitized receivables as accrued, and interest expense and other costs related to the asset-backed securities would be recognized as incurred.
      We use this information to analyze trends in the components of the profitability of our total managed receivables portfolio. Analysis of this data on a total managed basis helps us to determine which origination channels and finance products are most profitable, guide us in making pricing decisions for finance products and indicates if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, total managed information facilitates comparisons of our results with other finance companies that do not securitize their receivables or other finance companies that securitize their receivables in securitization transactions that do not meet the criteria for sales of receivables. Total managed information is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to any other measures of performance determined under generally accepted accounting principles.
      Beginning with our May 2005 securitization transaction, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness will remain on our balance sheet. Additionally, we will recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. As a result of this change, our provision for credit losses and our net margin will increase significantly, with our provision for credit losses increasing initially at a greater rate than our net margin because we will generally begin recording a provision for credit losses upon the purchase of each contract. In addition, our securitization income and net income will initially decrease, with no change to our cash flows, as a result of this accounting change.
      Our average total managed finance receivables outstanding are summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Average owned finance receivables, carrying value	$2,221,927	$1,197,033
Average sold finance receivables	1,573,103	2,532,340

Average total managed finance receivables	$3,795,030	$3,729,373

Total Managed Net Interest Margin
      Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Financing and other interest income	$657,141	$630,447
Interest expense	(150,860)	(106,754)

Net interest margin	$506,281	$523,693

      Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$234,959	$263,922
Other interest income	(53,784)	(103,959)
Financing revenue on sold receivables	262,691	422,866
Interest expense on sold receivables	(43,462)	(67,961)
Premium amortization	83,562	—
Other income	22,315	8,825

Total managed net interest margin	$506,281	$523,693

      Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Years
	Ended
	December 31,

	2005	2004

	(Dollars in
	thousands)
Finance revenue, fee and other income	17.3%	16.9%
Interest expense	(4.0)	(2.9)

Net interest margin as a percentage of average total managed receivables	13.3%	14.0%

      The decrease in net interest margin as a percentage of average carrying value of total managed finance receivables for the year ended December 31, 2005 as compared to 2004 was due primarily to increases in interest expense. The increase in interest expense was due to both a higher cost of funds and higher average debt levels.

Total Managed Credit Quality
      We have periodically sold receivables in securitization transactions to Trusts and retained an interest in the receivables sold in the form of retained interest in securitized assets. Retained interests in securitized assets are reflected on our balance sheet at fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, probable future cumulative credit losses on the receivables sold. Charge-offs of receivables that have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed our original probable cumulative credit losses, the fair value of retained interest in securitized assets could be written down through an impairment charge to earnings.
      Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At December 31, 2005

	Owned	Sold	Total Managed

	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$2,736,183	$—	$2,736,183
Sold finance receivables	—	1,130,352	1,130,352

Total managed finance receivables	$2,736,183	$1,130,352	$3,866,535

Number of outstanding contracts	176,617	112,317	288,934

Average principal amount of outstanding contracts (in dollars)	$15,492	$10,064	$13,382

	At December 31, 2004

	Owned	Sold	Total Managed

	(Dollars in thousands)
Owned finance receivables	$1,762,669	$—	$1,762,669
Sold finance receivables	—	2,082,102	2,082,102

Total managed finance receivables	$1,762,669	$2,082,102	$3,844,771

Number of outstanding contracts	120,081	168,651	288,732

Average principal amount of outstanding contracts (in dollars)	$14,679	$12,346	$13,316

      Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31, 2005

	Owned		Sold		Total Managed

Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
31 to 60 days	$155,009	5.7%	$120,474	10.7%	$275,483	7.1%
Greater than 60 days	44,079	1.6	37,240	3.3	81,319	2.1

	199,088	7.3	157,714	14.0	356,802	9.2
In repossession	8,158	0.3	13,476	1.2	21,634	0.6

	$207,246	7.6%	$171,190	15.2%	$378,436	9.8%

	At December 31, 2004

	Owned		Sold		Total Managed

Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
31 to 60 days	$82,710	4.7%	$165,334	7.9%	$248,044	6.4%
Greater than 60 days	30,432	1.7	59,984	2.9	90,416	2.4

	113,142	6.4	225,318	10.8	338,460	8.8
In repossession	4,995	0.3	25,368	1.2	30,363	0.8

	$118,137	6.7%	$250,686	12.0%	$368,823	9.6%

      Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies remained almost flat at December 31, 2005 as compared with 2004. However, total contracts in repossession decreased by $8.7 million to $21.6 million at December 31, 2005 as compared to $30.4 million in 2004. Delinquencies over 60 days as a percentage of total managed receivables also decreased to 2.1% at December 31, 2005 as compared to 2.4% in 2004. However, delinquencies 31 to 60 days increased to $275.5 million, or 7.1% of total managed receivables compared to $248.0 million, or 6.4% of total managed receivables in 2004. The increase in 31 to 60 days delinquencies is primarily a result of the Company’s collection strategy during 2005, to emphasize tactics that reduce accounts rolling into later stages of delinquency. This strategy results in accounts remaining in the lower stage of delinquency a greater period of time, however, and increases the probability that the customer will be able to recover from a lower past due amount thus reducing the risk of default.
      We at times offer payment extensions, in accordance with our policies and guidelines, to consumers to assist them when temporary financial difficulties interfere with their ability to make scheduled payments.

Our policies and guidelines, as well as certain contractual restrictions in our securitization transactions, limit the number and frequency of extensions that may be granted. An account for which all delinquent payments are extended is classified as current at the time the extension is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account, resulting in lower delinquencies.
      We evaluate the results of our extension strategies based upon the portfolio performance on accounts that have been extended versus accounts that have not been extended over the same period of time. We believe that payment extensions granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.
      The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At December 31, 2005

	Owned	Sold	Total Managed

Never extended	89.1%	60.8%	80.8%
Extended:
1-2 times	10.6%	37.7%	18.5%
3-4 times	0.3%	1.5%	0.7%

Total extended	10.9%	39.2%	19.2%

Total	100.0%	100.0%	100.0%

	At December 31, 2004

	Owned	Sold	Total Managed

Never extended	92.0%	72.4%	81.4%
Extended:
1-2 times	7.2%	27.1%	17.9%
3-4 times	0.8%	0.5%	0.7%

Total extended	8.0%	27.6%	18.6%

Total	100.0%	100.0%	100.0%

      At December 31, 2005 and 2004, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions.
      Payment extensions do not have a direct impact on the amount of our finance receivables charged-off and the corresponding credit quality ratios. Payment extensions may, however, impact the timing of these charge-offs in the event a previously extended account is ultimately charged-off. Additionally, the impact of payment extensions is considered in determining the allowance for credit losses and the resulting provision for credit losses.
      Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Owned:
Repossession charge-offs	$143,669	$99,171
Less: Recoveries	(91,868)	(59,167)
Mandatory charge-offs(1)	43,816	59,962

Net charge-offs	$95,617	$99,966

	For the Years Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Sold:
Charge-offs	$231,026	$287,926
Less: Recoveries	(94,990)	(107,559)
Mandatory charge-offs(1)	—	—

Net charge-offs	$136,036	$180,367

Total Managed:
Repossession charge-offs	$374,695	$387,097
Less: Recoveries	(186,858)	(166,726)
Mandatory charge-offs(1)	43,816	59,962

Net charge-offs	$231,653	$280,333

Net charge-offs as a percentage of average total managed receivables outstanding	6.1%	7.5%
Recoveries as a percentage of charge-offs	44.6%	37.3%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off. In April 2004, we changed our charge-off policy such that all owned receivable contracts that are more than 120 days delinquent are charged-off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose cases had not yet been resolved. Excluding this one-time charge-off, our total managed net charge-offs as a percentage of average total managed receivables would have been 6.6% for the twelve months ended December 31, 2004.
      Net charge-offs as a percentage of average total managed receivables outstanding may vary from period to period based upon credit quality, the average age or seasoning of the portfolio and economic factors. The decrease in annualized net charge-offs as a percentage of average total managed finance receivables to 6.1% for the year ended December 31, 2005, as compared to 7.5% for the year ended December 31, 2004 was due to the policy change discussed in (1) above combined with the increase in recoveries, partially offset by the $6.5 million of repossession and remarketing expenses included as a component of credit losses during the period April 30, 2005 through December 31, 2005. The increase in recoveries as a percentage of charge-offs was primarily due to increases in recovery rates in auction sale proceeds combined with charge-offs for the year ended December 31, 2004 including the April 2004 one-time charge-off of $32.6 million of contracts discussed in (1) above.

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003
      Our net income was $51.9 million for 2004, compared to $49.4 million in 2003. The 5.1% increase in net income was a result of higher net interest margin combined with lower operating expenses and credit-related expenses, partially offset by an impairment charge on goodwill.

Net Interest Margin
      Our average owned finance receivables outstanding were as follows:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Held for sale	$912,497	$799,861
Held for investment	284,536	593,871

Average owned finance receivables	$1,197,033	$1,393,732

      Average owned finance receivables outstanding decreased by 14.1% due to the continued run-off of the held for investment portfolio partially offset by an increase in the held for sale portfolio.
      We purchased and originated $2,056.2 million of auto installment contracts during 2004, compared to $1,676.8 million during 2003. This growth resulted from the expansion of our dealer and direct channels. The average new contract size was $17,933 for 2004, compared to $17,302 for 2003. The average annual percentage rate on contracts purchased during 2004 was 16.1%, compared to 16.2% during 2003.
      Net interest margin on our owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Financing income	$198,756	$224,604
Other interest income	103,959	53,895
Interest expense	(38,793)	(50,799)

Net interest margin	$263,922	$227,700

Financing income as a percentage of average owned finance receivables	16.6%	16.1%

      The decrease in financing income was primarily due to the decrease in average finance receivables owned in 2004 versus in 2003. Our yield on our auto receivables owned increased to 16.6% for 2004 from 16.1% for 2003. The yield increased for 2004 as a result of lower amortization of deferred origination costs as these deferred fees are only amortized on the held for investment portfolio which declined during 2004.
      Other interest income increased to $104.0 million for the year ended December 31, 2004, compared to $53.9 million for 2003. This increase was mainly due to an increase in residual interest income and interest received from retained notes caused by higher retained interest in securitized asset balances.
      Interest expense decreased to $38.8 million for 2004 from $50.8 million for 2003 due to lower debt levels and effective rate of interest paid. Average debt outstanding was $1,154.5 million and $1,326.5 million for 2004 and 2003, respectively. Our effective rate of interest paid on our debt decreased to 3.4% from 3.8% as a result of lower average term debt utilized to finance our existing held for investment portfolio which declined during 2004.

Provision for Credit Losses
      The provision for credit losses decreased to $1.1 million for 2004 from $49.0 million for 2003. During the first half of 2003, we identified a pool of contracts that would not meet our current securitization criteria and classified this pool of contracts as held for investment. Consistent with this classification, we provided reserves for this liquidating portfolio equal to its estimate of future losses on the portfolio. As this portfolio was adequately reserved for by the end of 2003, essentially no additional reserves were required during 2004.

Securitization and Servicing Income
      Securitization and servicing income is summarized as follows:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Gains-on-sale of finance receivables	$27,145	$62,160
Servicing fee income	69,699	53,939
Impairment charge on retained interest	(14,265)	(8,500)

Securitization and servicing income	$82,579	$107,599

      The increase in servicing fee income is attributable to the increase in average sold finance receivables outstanding for 2004 compared to 2003 resulting from continued sales of receivables in securitizations accounted for as sales during 2003 and 2004. Impairment charges were $14.3 million in 2004 and $8.5 million in 2003 and were related to our one private securitization due to actual losses being higher than originally estimated. The private securitization has collateral with credit quality that is inconsistent with the credit quality in our public securitizations.
      The decrease in gain-on-sale of finance receivables of 56.3% resulted from the sale of $736.5 million of receivables in 2004 as compared to $2,025.9 million of receivables sold in 2003. The gain as a percentage of finance receivables sold increased to 3.7% for 2004 from 3.1% for 2003 primarily due to increased interest margins as a result of a decrease in short-term market interest rates and a decrease in the cumulative credit loss assumption.
      Significant assumptions used in determining the gain-on-sales of auto receivables were as follows:

	For the Years Ended
	December 31,

	2004	2003

Cumulative credit losses	11.25%	12.35- 13.0%
Discount rate used to estimate present value	16.0%	16.0%
ABS prepayment spread	1.7%	1.7%
      The cumulative credit loss assumptions utilized at the time of sale of receivables are determined using a range of possible outcomes based on historical experience, credit attributes for the specific pool of receivables and general economic factors. We lowered the assumption for cumulative credit losses used in determining the gain-on-sale of receivables during the second half of 2003 to incorporate an expected decrease in credit losses resulting from an overall improvement in credit quality of contracts sold and the general improvement in the economy, including lower unemployment rates. The cumulative credit loss assumption reflects the approximate level that cumulative credit losses could reach (notwithstanding other assumptions) in a securitization pool before the retained interest in securitized assets could suffer an other than temporary impairment. The discount rates used to estimate the present value of assets are based on the relative risks of the asset type.

Other Income
      Other income is summarized as follows:

	For the Years
	Ended
	December 31,

	2004	2003

	(Dollars in
	thousands)
Customer fees	$7,340	$8,271
Gains on interest rate swap agreements	24	—
Other	1,461	1,445

Total other income	$8,825	$9,716

      Other income decreased to $8.8 million for 2004 compared to $9.7 million for 2003. Other income represents fees we collect on the receivables such as late charges, extension fees, proceeds from sales of gap insurance, referral fees received from other lenders and payment convenience fees. The decrease in other income is attributable to the decrease in our average total owned receivables primarily due to the run-off of our held for investment portfolio.

Expenses
      Operating expenses were $123.9 million for 2004 as compared with $156.3 million for 2003. Approximately a third of the $32.4 million decrease was a result of lower repossession and remarketing expenses due to lower owned receivables combined with overall improvements in credit quality of the underlying portfolio and lower per unit remarketing costs. The remaining decrease was attributable to savings realized from consolidating our Texas and Florida operations centers in Texas during the fourth quarter of 2003, along with overall cost savings initiatives, including realignment of our business unit managers’ performance incentives such that they are compensated based on revenue, performance and cost drivers implemented during 2003 and 2004.
      Other expenses increased to $73.7 million for 2004, compared to $60.4 million in 2003. The increase was primarily due to an increase in our portfolio of held for sale receivables which led to an increase in write-downs to market value recorded on this larger portfolio.
      As a result of the terms of the Acquisition, we determined that there was an impairment of goodwill and recorded a $61.2 million pre-tax charge to earnings in 2004.

Income Taxes
      Income tax expense was $43.5 million in 2004, compared to $29.9 million in 2003. Our effective income tax rate was 45.6% for 2004 and 37.7% for 2003. The increase in the 2004 tax rate resulted primarily from the $61.2 million impairment charge on goodwill, the majority of which was non-deductible for tax purposes.

Credit Quality
      The following table presents certain data related to our owned finance receivables:

	At December 31,

	2004	2003

	(Dollars in thousands)
Finance receivables held for sale, net	$1,510,315	$506,778
Finance receivables held for investment	227,100	440,657
Allowance for credit losses	(16,081)	(82,018)

Finance receivables held for investment, net of allowance	211,334	358,639

Allowance for credit losses as a percentage of receivables	7.1%	18.6%
Total owned finance receivables, net	$1,721,334	$865,417

      The decrease in the allowance for credit losses as a percentage of receivables at December 31, 2004, as compared to December 31, 2003 was due to the continued seasoning of our held for investment portfolio. The allowance for credit losses is maintained at a level adequate to cover probable incurred credit losses related to impaired held for investment receivables taking into account the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors.
      The following is a summary of receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession:

	At December 31,

	2004		2003

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$82,710	4.7%	$85,633	9.0%
Greater than 60 days	30,432	1.7	80,126	8.4

	113,142	6.4	165,759	17.4
In repossession	4,995	0.3	5,307	0.6

	$118,137	6.7%	$171,066	18.0%

      Delinquencies in our receivables portfolio may vary from period to period based upon the credit quality, average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Delinquencies were lower at December 31, 2004, compared to December 31, 2003, due to the continued improvements in credit quality of the portfolio as compared to the start of 2002 and the change in our charge-off policy. Our new originations were of higher quality with increased credit scores and lower payment to income and initial loan to value ratios. In April 2004, we changed our charge-off policy such that all receivables which are more than 120 days delinquent are charged off, regardless of whether an obligor under the contract has filed for bankruptcy. Previously, we charged-off contracts with bankrupt obligors upon resolution of their bankruptcy cases.
      We at times offer payment extensions, in accordance with our policies and guidelines, to consumers to assist them when temporary financial difficulties interfere with their ability to make scheduled payments. Our policies and guidelines, as well as certain contractual restrictions in our securitization transactions, limit the number and frequency of extensions that may be granted. An account for which all delinquent payments are extended is classified as current at the time the extension is granted. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account, resulting in lower delinquencies.

      We evaluate the results of our extension strategies based upon the portfolio performance on accounts that have been extended versus accounts that have not been extended over the same period of time. We believe that payment extensions granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.
      The following is a summary of payment extensions as a percentage of owned receivables outstanding:

	At December 31,

	2004	2003
	Percent	Percent

Never extended	92.0%	70.6%
Extended:
1-2 times	7.2%	28.3%
3-4 times	0.8%	1.1%

Total extended	8.0%	29.4%

Total	100.0%	100.0%

      Payment extensions do not have a direct impact on the amount of our finance receivables charged-off and the corresponding credit quality ratios. Payment extensions may, however, impact the timing of these charge-offs in the event a previously extended account is ultimately charged-off. Additionally, the impact of payment extensions is considered in determining the allowance for credit losses and the resulting provision for credit losses.
      Payment extensions as a percentage of owned finance receivables declined to 8.0% at December 31, 2004 compared to 29.4% at December 31, 2003 primarily due to the run-off of the more seasoned held for investment portfolio.
      The following table presents charge-off data with respect to our average owned finance receivables:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Repossession charge-offs	$99,171	$217,327
Less: Recoveries	(59,167)	(102,210)
Mandatory charge-offs(1)	59,962	38,100

Net charge-offs	$99,966	$153,217

Annualized net charge-offs as a percentage of average owned finance receivables outstanding	8.4%	11.0%
Recoveries as a percentage of charge-offs	37.2%	40.0%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off. In April 2004, we changed our charge-off policy such that all owned receivable contracts that are more than 120 days delinquent are charged-off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for the year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose cases had not yet been resolved. Excluding this one-time charge-off, our owned net charge-offs as a percentage of average owned receivables would have been 5.6% for the year ended December 31, 2004.
      Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality, average age or seasoning of the portfolio and economic factors. The decline in net charge-offs as a percentage of average owned finance receivables outstanding for 2004 as compared to 2003 was due to continued improvements of credit quality in the underlying receivables portfolio partially offset by the policy change describe in (1) above.

Other Comprehensive Income
      The unrealized gains (losses) on retained interest in securitized assets consisted of the following:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Unrealized gains at time of sale	$9,487	$22,075
Unrealized holding gains related to timing difference	1,939	34,165
Net reclassification into earnings	(39,364)	(4,074)

	$(27,938)	$52,166

      The unrealized gains at time of sale represent the excess of the fair value of the retained interest in securitized assets over our carrying value related to such interests when receivables are sold. Unrealized gains at time of sale were lower for 2004 as compared to 2003 due to a lower amount of receivables sold in 2004.
      The unrealized holding gains of $1.9 million in 2004 and $34.2 million in 2003 were primarily the result of timing differences associated with credit losses and prepayments. The initial levels of actual credit losses and prepayments are generally lower than assumed resulting in excess cash flows being generated earlier than anticipated. These accelerated cash flow levels result in an increased value in the retained interests and corresponding unrealized gains in the early years of the transactions which then decline resulting in the decrease in unrealized gains during 2004.
      Net unrealized gains of $39.4 million and $4.1 million were reclassified into earnings during 2004 and 2003, respectively, representing the recognition of previously deferred gains on our retained interests.

Total Managed Information
      We evaluate the profitability of our lending activities based partly upon our total managed auto finance receivables portfolio, including both owned finance receivables and sold finance receivables. We have historically securitized our receivables in transactions that met the criteria for a sale of such receivables. The net margin and credit quality information presented below on a total managed basis assumes that securitized and sold receivables had not been sold and are still on our consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charge and fee income would be recognized over the life of the securitized receivables as accrued, and interest expense and other costs related to the asset-backed securities would be recognized as incurred.
      We use this information to analyze trends in the components of the profitability of our total managed receivables portfolio. Analysis of this data on a total managed basis helps us to determine which origination channels and finance products are most profitable, guides us in making pricing decisions for finance products and indicates if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, total managed information facilitates comparisons of our results with other finance companies that do not securitize their receivables or other finance companies that securitize their receivables in securitization transactions that do not meet the criteria for sales of receivables. Total managed information is not a measurement of financial performance determined under generally accepted accounting principles and should not be considered as an alternative to any other measures of performance determined under generally accepted accounting principles.

      Our average total managed finance receivables outstanding were as follows:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Average owned finance receivables	$1,197,033	$1,393,732
Average sold finance receivables	2,532,340	1,942,090

Average total managed finance receivables	$3,729,373	$3,335,822

Total Managed Net Interest Margin
      Net interest margin for our total managed receivables portfolio is as follows:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Finance revenue, fee and other income	$630,447	$582,744
Interest expense	(106,754)	(98,881)

Net interest margin	$523,693	$483,863

      Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$263,922	$227,700
Other interest income	(103,959)	(53,895)
Financing revenue on sold receivables	422,866	348,424
Interest expense on sold receivables	(67,961)	(48,082)
Other income	8,825	9,716

Total managed net interest margin	$523,693	$483,863

      Net interest margin as a percentage of average total managed receivables outstanding is as follows:

	For the Years
	Ended
	December 31,

	2004	2003

Finance revenue, fee and other income	16.9%	17.5%
Interest expense	(2.9)	(3.0)

Net interest margin as a percentage of average total managed receivables	14.0%	14.5%

      Net interest margin as a percentage of average total managed finance receivables decreased in 2004 as compared to 2003 primarily due to a decline in finance revenue resulting from lower contract pricing.

Total Managed Credit Quality
      We have periodically sold receivables in securitization transactions to Trusts and retained an interest in the receivables sold in the form of retained interest in securitized assets. Retained interest in securitized assets are reflected on our balance sheet at fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, estimates of future cumulative credit losses on the receivables sold. Charge-offs of receivables that have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed our original estimates of cumulative credit losses, the fair value of retained interest in securitized assets could be written down through an impairment charge to earnings.
      The following tables present certain data related to our managed receivables portfolio:

	At December 31, 2004

	Owned	Sold	Total Managed

	(Dollars in thousands)
Owned finance receivables	$1,762,669	$—	$1,762,669
Sold finance receivables	—	2,082,102	2,082,102

Total managed finance receivables	$1,762,669	$2,082,102	$3,844,771

Number of outstanding contracts	120,081	168,651	288,732

Average principal amount of outstanding contracts (in dollars)	$14,679	$12,346	$13,316

	At December 31, 2003

	Owned	Sold	Total Managed

	(Dollars in thousands)
Owned finance receivables	$951,439	$—	$951,439
Sold finance receivables	—	2,536,075	2,536,075

Total managed finance receivables	$951,439	$2,536,075	$3,487,514

Number of outstanding contracts	82,696	185,374	268,070

Average principal amount of outstanding contracts (in dollars)	$11,505	$13,681	$13,010

      The following is a summary of receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession:

	At December 31, 2004

	Owned		Sold		Total Managed

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$82,710	4.7%	$165,334	7.9%	$248,044	6.4%
Greater than 60 days	30,432	1.7	59,984	2.9	90,416	2.4

	113,142	6.4	225,318	10.8	338,460	8.8
In repossession	4,995	0.3	25,368	1.2	30,363	0.8

	$118,137	6.7%	$250,686	12.0%	$368,823	9.6%

	At December 31, 2003

	Owned		Sold		Total Managed

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$85,633	9.0%	$175,330	6.9%	$260,963	7.5%
Greater than 60 days	80,126	8.4	60,800	2.4	140,926	4.0

	165,759	17.4	236,130	9.3	401,889	11.5
In repossession	5,307	0.6	20,159	0.8	25,466	0.7

	$171,066	18.0%	$256,289	10.1%	$427,355	12.2%

      Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Delinquencies were lower at December 31, 2004, compared to December 31, 2003, due to the continued improvement in credit quality of the total managed portfolio as compared to the start of 2003 and the change in our charge-off policy. Our new originations were of higher quality with increased credit scores and lower payment to income and initial loan to value ratios. In April 2004, we changed our charge-off policy such that all owned receivables which are more than 120 days delinquent are charged off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases.
      The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At December 31, 2004

	Owned	Sold	Total Managed

Never extended	92.0%	72.4%	81.4%
Extended:
1-2 times	7.2%	27.1%	17.9%
3-4 times	0.8%	0.5%	0.7%

Total extended	8.0%	27.6%	18.6%

Total	100.0%	100.0%	100.0%

	At December 31, 2003

	Owned	Sold	Total Managed

Never extended	70.6%	83.0%	79.6%
Extended:
1-2 times	28.3%	16.9%	20.0%
3-4 times	1.1%	0.1%	0.4%

Total extended	28.4%	17.0%	20.4%

Total	100.0%	100.0%	100.0%

      At December 31, 2004, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. At December 31, 2003, the owned portfolio was more seasoned and therefore, had a higher level of extensions.

      Payment extensions do not have a direct impact on the amount of our finance receivables charged-off and the corresponding credit quality ratios. Payment extensions may, however, impact the timing of these charge-offs in the event a previously extended account is ultimately charged-off. Additionally, the impact of payment extensions is considered in determining the allowance for credit losses and the resulting provision for credit losses. The credit quality of our owned finance receivables is generally better than our sold finance receivables as the owned finance receivables have a higher percentage of newer loans originated in 2004 and 2003 that are of a higher credit quality than our sold finance receivables that were originated prior to 2003. As a result of this higher quality, our owned finance receivables experience fewer payment extensions.
      The following table presents charge-off data with respect to our auto receivables portfolio:

	For the Years Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Owned:
Repossession charge-offs	$99,171	$217,327
Less: Recoveries	(59,167)	(102,210)
Mandatory charge-offs(1)	59,962	38,100

Net charge-offs	$99,966	$153,217

Sold:
Charge-offs	$287,926	$186,104
Less: Recoveries	(107,559)	(60,491)
Mandatory charge-offs(1)	—	—

Net charge-offs	$180,367	$125,613

Total Managed:
Repossession charge-offs	$387,097	$403,431
Less: Recoveries	(166,726)	(162,701)
Mandatory charge-offs(1)	59,962	38,100

Net charge-offs	$280,333	$278,830

Net charge-offs as a percentage of average total managed receivables outstanding	7.5%	8.4%
Recoveries as a percentage of net charge-offs	37.3%	36.8%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off. In April 2004, we changed our charge-off policy such that all owned receivable contracts that are more than 120 days delinquent are charged-off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose cases had not yet been resolved. Excluding this one-time charge-off, our total managed net charge-offs as a percentage of average total managed receivables would have been 6.6% for the twelve months ended December 31, 2004.
      Net charge-offs as a percentage of average total managed receivables outstanding may vary from period to period based upon credit quality, the average age or seasoning of the portfolio and economic factors. The decline in net charge-offs as a percentage of average total managed receivables outstanding from 8.4% in 2003 to 7.5% in 2004 was due to continued improvements of credit quality in the underlying receivables portfolio. Recoveries as a percentage of charge-offs increased from 36.8% in 2003 to 37.3% in 2004 due to the higher than normal recoveries from mandatory charge-offs of the owned portfolio due to the change in our bankruptcy charge-off policy for owned receivables.
Liquidity and Capital Resources

General
      Our primary sources of cash are borrowings on our warehouse and residual loan facilities, securitization notes payable, term loans and senior notes. Prior to April 30, 2005, our primary source of cash had been advances from Ford Credit and sales of auto receivables to Trusts in securitization transactions. Our primary uses of cash have been purchases of receivables, operating costs and expenses and funding credit enhancement requirements for securitization transactions and debt service requirements.
      In March 2004, we executed a $736.5 million securitization that met the criteria for a sale of receivables. From March 2004 through April 2005, we did not execute any securitization transactions. Following the determination by Ford Credit to sell the Company in 2004, we elected not to complete a securitization transaction. Subsequent to the April 29, 2005 purchase transaction and through January 31, 2006, we have completed three securitization transactions with one being in May 2005, one in July 2005 and one in January 2006. Cash flows from the March 2004 securitization transactions are included in cash flows from operating activities while cash flows from the May 2005 and July 2005 securitization transactions are included in cash flows from financing activities. The January 2006 transaction will be included in cash flows from financing activities for the first quarter of 2006.
      Net cash used in operating activities was $213.0 million, $1,048.2 million and $555.9 million during 2005, 2004 and 2003, respectively. Cash flows from operating activities are affected by net income or loss as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, impairment charges, accretion of present value discount, and gains on sales of finance receivables. Beginning in 2003, cash flows from operating activities included purchases of and proceeds from sales and collections on finance receivables originally classified as held for sale. Net cash (used in) or provided by investing activities was $(1,178.0) million, $419.3 million and $1,385.2 million in 2005, 2004 and 2003, respectively. Cash flows from investing activities are highly dependent upon distributions on our retained interests and collections on finance receivables originally classified as held for investment. We consummated two securitization transactions in 2003, one securitization transaction in 2004 and two securitization transactions in 2005. Net cash provided by or (used in) financing activities was $1,410.5 million, $640.1 million and $(823.1) million in 2005, 2004 and 2003, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities.
      As discussed in the consolidated financial statements and related notes appearing elsewhere in this document, the Company corrected its 2004 and 2003 classifications of cash inflows from sales and collections related to a pool of finance receivables that were transferred from held for investment to held for sale on January 1, 2003 from operating cash flows to investing cash flows. Additionally, the Company corrected its 2004 and 2003 classifications of its non-cash accretion of present value discount and impairment charges on retained interest in securitized assets from investing cash flows to operating cash flows.
      These restatements do not result in a change in total cash and cash equivalents and there were no changes to the consolidated balance sheets or the consolidated statements of income, or the consolidated statements of stockholders’ equity. The restatements and reclassifications do, however, result in a change to total cash flows from operating and investing activities.
      Prior to the Acquisition, we had an agreement with Ford Credit that provided us with advances to purchase retail installment sale contracts from dealers, to originate loans directly to consumers and to supply our working capital. Our agreement with Ford Credit had been in effect since March 5, 2003, was automatically extended on March 15 of each year and had a maturity date of March 15, 2006. The agreement provided for a maximum of $3.0 billion of advances to us. The agreement provided for payment of a fixed interest rate for the existing term loan and a variable interest rate derived from published market indices for the existing revolving loan. These agreements were terminated in connection with the Acquisition and all amounts due to Ford Credit thereunder were repaid.
      In connection with the Acquisition, we entered into two new warehouse lending facilities, each with a different lender, and two new residual facilities, each with one of the lenders under our new warehouse facilities. We used borrowings under these facilities initially to fund a portion of the purchase price of the Acquisition and to repay amounts due to Ford Credit. Thereafter, the warehouse facilities will fund most of our ongoing origination and acquisition of contracts, and the residual facilities will provide us with working capital. Newly formed special purpose subsidiaries are the borrowers under these facilities. The termination dates for the two warehouse facilities are different, as are the termination dates for the two residual facilities. However, for each lender, the warehouse facility and residual facility terminate on the same date. We also entered into a new term loan with Ford Credit to finance a portion of our receivables held for investment. The proceeds from the issuance of the notes were used to fund a portion of the purchase price of the Acquisition.
      Based on our level of originations in 2005, we believe our cash flow from operations, available cash and available borrowings under our warehouse and residual facilities will provide us with sufficient liquidity to fund approximately eight months of contract originations. We plan to continue to access the securitization market on a frequent basis which will provide us with additional liquidity.

Contractual and Long-Term Debt Obligations
      The following table summarizes the scheduled payments under our contractual long-term debt obligations at December 31, 2005:

	Payments Due by Period

	Less than	1 to	3 to	More than
	1 Year	3 Years	5 Years	5 Years	Total

	(Dollars in thousands)
Operating leases	$3,704	$5,483	$3,408	$3,266	$15,861
Warehouse payable	830,848	—	—	—	830,848
Residual financing	105,000	—	—	—	105,000
Term debt	52,323	—	—	—	52,323
Securitization notes payable	543,131	842,840	186,297	—	1,572,268
Senior notes	—	—	—	149,079	149,079
Estimated interest payments on debt	55,174	58,514	34,365	50,625	198,678

Total	$1,590,180	$906,837	$224,070	$202,970	$2,924,057

Securitizations
      We completed seven auto receivables securitization transactions from August 2002 through December 31, 2005. In these transactions, we securitized approximately $6.3 billion of automobile receivables, issuing $5.7 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our intercompany credit facility with Ford Credit and our warehouse facilities.
      We have pursued a strategy of securitizing our receivables to diversify our funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. In general, we believe that the securitization program provides us with necessary working capital at rates that are much lower than we could obtain through our own unsecured or secured corporate debt obligations.
      At December 31, 2005, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. In that case, we may be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.
      We believe that we will continue to require the execution of securitization transactions, along with borrowings under our new warehouse and residual facilities, in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are unavailable to us on a regular basis, we may be required to significantly decrease contract origination activities and implement significant expense reductions, all of which may have a material adverse affect on our ability to achieve our business and financial objectives.
      In 2004, we completed only one securitization, because we elected not to effect a securitization following the determination by Ford to sell the Company. In the future, we expect to effect securitizations on a frequent basis. During 2005, we completed two securitizations. Our last securitization was in January 2006. Subject to market conditions, we presently expect to complete a securitization every three to six months.
Off-Balance Sheet Arrangements
      Prior to our May 2005 securitization transaction, we structured our securitization transactions to meet the criteria for sales of finance receivables. Under this structure, notes issued by our unconsolidated qualified special purpose finance subsidiaries are not recorded as a liability on our consolidated balance sheets. Beginning with the securitization completed in May 2005, our securitization transactions are being structured to meet the criteria for on-balance sheet reporting.
Recent Accounting Pronouncements
      On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of adoption date. We are currently evaluating the impact and timing of this new guidance specially related to accounting for its retained interest in securitized financial assets.
      On August 11, 2005, the FASB issued a Proposed Statement of Financial Accounting Standards, Accounting For Transfers of Financial Assets, an amendment to SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This proposed statement would revise or clarify the derecognition requirements for financial assets and the initial measurement of interest related to transferred financial assets that are held by the transferor. Two other proposed statements were exposed concurrently that would also amend Statement 140. One of the proposed statements relates to the accounting for servicing of financial assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

General
      Our earnings are affected by changes in interest rates as a result of our dependence upon the issuance of fixed and variable rate securities and the incurrence of variable rate debt to fund the purchase of auto finance contracts. Fluctuations in market interest rates impact the interest payments required under our new warehouse and residual facilities, as well as the interest to be paid in future securitization transactions. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments and the regular securitization of auto finance contracts.

Warehouse and Residual Facilities
      In our contract origination process, we purchase auto finance contracts and make loans that bear fixed interest rates and are pledged to secure borrowings under our warehouse facilities. Amounts borrowed under our warehouse facilities will bear variable interest rates. We intend to utilize our warehouse facilities to fund receivables until we accumulate a portfolio of sufficient size to securitize. To mitigate the risk of fluctuations in interest rates prior to a securitization, we anticipate entering into forward-starting swap agreements on a periodic basis. If interest rates are above the forward-starting swap rate on the pricing date of a securitization, the purchaser of the forward-starting swap agreement will pay us for the increase in interest rates. Likewise, if interest rates are below the locked rate on the pricing date of a securitization, we will pay the purchaser of the forward-starting swap agreement for the decrease in interest rates. Therefore, regardless of whether interest rates increase or decrease between the date auto finance contracts are originated and the date these contracts are securitized, we will have locked in the cost of funds on outstanding notional amounts and the gross interest rate spread of our auto finance contracts. Unlike traditional swaps, a forward-starting swap has only one cash exchange at settlement. Other derivative financial instruments may be utilized if considered advantageous by us in minimizing the risk of interest rate fluctuations.
      Our new residual facilities are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and are secured by residual assets pledged to the facilities. Additionally, the residual facilities bear varying spreads to LIBOR depending upon the amount advanced in the residual facilities and the value of the pledged residual assets. The value of the pledged residual assets will be regularly assessed based on expected future cash flows. Changes in market interest rates could change the discount rate used to value the pledged residual assets and alter the value of the residual assets and cause the agreed upon spread to LIBOR to increase or decrease. We intend to utilize the residual facilities to provide credit enhancements and support our working capital needs and may utilize derivative financial instruments to minimize the risk of interest rate fluctuations if deemed appropriate.

Securitizations
      We plan to continue to access the securitization market on a frequent basis to provide for long-term funding of our auto finance contracts. The interest rates demanded by investors in our future securitization transactions will depend on prevailing market interest rates for comparable transactions and the general interest rate environment. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments, the regular securitization of auto finance contracts and pre-funding securitizations.
      In our securitization transactions, we sell fixed rate auto finance contracts to Trusts that then issue either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. We may be required to utilize derivative financial instruments, such as interest rate swap agreements, to convert variable rate exposures of the Trusts on these floating rate securities to fixed rates, thereby locking in the gross interest rate spread to be earned by the Trusts over the life of each securitization. Derivative financial instruments purchased by us would not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. These instruments would serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities and, therefore, the cash flows to be received by us from the Trusts.
      We may also pre-fund securitizations, thereby allowing us to lock in borrowing costs with respect to auto finance contracts subsequently delivered to the Trusts. To pre-fund a securitization, we will issue more asset-backed securities than necessary to cover auto finance contracts initially sold or pledged to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional auto finance contracts are delivered to the Trust in amounts up to the pre-funded balance held in the escrow account. We will incur an expense in pre-funded securitizations during the period between the initial securitization and the subsequent delivery of auto finance contracts equal to the difference between the interest earned on the proceeds held in the escrow account and the interest rate paid on the asset-backed securities outstanding.

Interest Rate Swap Agreements
      We periodically enter into interest rate swap agreements whereby we pay a fixed interest rate and receive a variable interest rate. If interest rates increase and are above the starting-swap rate on the settlement date, the market value of the forward-starting swap is positive, and we will receive an amount from the counterparty equal to such market value. Likewise, if the market value is negative on the settlement date, we will pay an amount to the counterparty equal to such market value. These agreements are intended to ensure the economics of future securitization transactions and minimize the risk of interest rate fluctuations on our gross interest rate margin prior to the execution of securitization transactions.
      On December 23, 2004, Ford Credit executed a forward-starting swap agreement with us upon signing the Stock Purchase Agreement to hedge underlying interest rates on a portion of our portfolio based on values at the transaction date. This agreement, as amended, had a notional amount of $1.275 billion. If interest rates are above the forward starting-swap rate on the settlement date, the market value of the forward-starting swap is positive, and we will receive an amount from Ford Credit equal to such market value. Likewise, if the market value is negative on the settlement date, we will pay an amount to Ford Credit equal to such market value. This agreement was intended to ensure the economics of the transaction are consistent at closing as agreed to under the Stock Purchase Agreement and not affected by fluctuations in interest rates. This agreement allowed us to minimize the risk of interest rate fluctuations on our gross interest rate margin prior to the closing of the Acquisition. The agreement was settled April 29, 2005 in connection with the closing of the Acquisition.
      The following table provides information about our financial assets and liabilities, as well as our existing derivative financial instruments that are sensitive to changes in interest rates, at December 31, 2005. For auto finance contracts and liabilities with contractual maturities secured by auto finance contracts, the table presents principal cash flows and related weighted average interest rates by contractual maturities, as well as our historical experience of the impact of interest rate fluctuations on the credit loss and prepayment of contracts. For our existing forward-starting swap agreement, the table presents the notional amount and weighted average interest rate by contractual maturity date. The notional amount is used to calculate the contractual payment to be exchanged under the contract.

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in thousands)
Rate Sensitive Assets:
Predecessor finance receivables held for investment	$643,904	$384,654	$236,467	$145,740	$56,916	$729	$1,468,410
Average interest rate	9.79%	9.79%	9.79%	9.79%	9.79%	9.79%	9.79%
Finance receivables held for investment	334,160	304,810	241,835	164,372	35,718	93,880	1,174,775
Average interest rate	17.1%	17.1%	17.1%	17.1%	17.1%	17.1%	17.1%
Retained interest in securitized assets	160,355	56,597	—	—	—	—	216,952
Average interest rate	16.00%	16.00%	—	—	—	—	16.00%

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in thousands)
Rate Sensitive Liabilities:
Warehouse payable	830,848	—	—	—	—	—	830,848
Average interest rate	4.89%	—	—	—	—	—	4.89%
Residual financing	105,000	—	—	—	—	—	105,000
Average interest rate	6.38%	—	—	—	—	—	6.38%
Term debt	52,323	—	—	—	—	—	52,323
Average interest rate	6.00%	—	—	—	—	—	6.00%
Securitization notes payable	543,131	486,798	356,042	186,297	—	—	1,572,268
Average interest rate	4.20%	4.20%	4.20%	4.20%	—	—	4.20%
Senior notes	—	—	—	—	—	149,079	149,079
Average interest rate	—	—	—	—	—	11.25%	11.25%
Interest Rate Derivatives:
Forward-starting swap contract
Notional amount	748,386	—	—	—	—	—	748,386
Average pay rate	4.53%	—	—	—	—	—	4.53%
Average receive rate	3.91%	—	—	—	—	—	3.91%
      Following the Acquisition, our existing receivables held for sale were reclassified as held for investment, as we do not anticipate using gain-on-sale accounting going forward. With respect to held for investment receivables, credit loss and prepayment assumptions are consistent with our historical experience. Our residual assets are estimated to be realized in future periods using discount rate, prepayment and credit loss assumptions consistent with our historical experience. The principal amounts of the warehouse and residual facilities have been classified based on their expected payoff. We expect to replace the funding of the held for investment receivables pledged to the warehouse facilities with future securitization transactions. As part of the Acquisition, we obtained a new term loan from Ford Credit associated with a specific pool of receivables that carries a fixed 6.00% interest rate.
      The notional amount on the forward-starting swap agreement is based on contractual terms. The notional amount does not represent amounts exchanged by parties and, thus, is not a measure of our exposure to loss through this agreement.
      Management monitors the interest rate environment and may employ pre-funding and other hedging strategies designed to mitigate the impact of changes in interest rates. However, we can provide no assurance that pre-funding or other hedging strategies will mitigate the impact of changes in interest rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increases, our gross interest rate spread on new originations will generally decline because the rates charged on the contracts we originated or purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs to consumers. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. Although interest rates have been low over the past few years, the federal funds rate rose 1.25% during 2004 and 2.00% during 2005.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
      The following financial statements and reports of independent registered public accounting firm are included herein:

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders
of Triad Financial Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Triad Financial Corporation (the “Successor Company”) and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the period from April 30, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2006

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders
of Triad Financial Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Triad Financial Corporation (the “Predecessor Company”) and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the period from January 1, 2005 through April 29, 2005 and for the two years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2006

TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets
At December 31, 2005 and 2004

	Successor	Predecessor

	2005	2004
	(Note 1)	(Note 1)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$45,295	$25,784
Cash — restricted	153,231	—
Finance receivables held for investment, net	2,596,809	211,019
Finance receivables held for sale	—	1,510,315
Retained interest in securitized assets	216,952	355,081
Goodwill	30,446	—
Accounts receivable	31,438	37,459
Fixed assets, net of accumulated depreciation of $5,554 in 2005 and $32,983 in 2004	16,733	15,674
Collateral held for resale	8,158	4,995
Capitalized financing costs, net of accumulated amortization of $6,851 in 2005	20,263	—
Deferred tax asset, net	13,076	—
Other assets	5,755	1,987

Total assets	$3,138,156	$2,162,314

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Revolving credit facilities	$935,848	$—
Due to Ford Motor Credit Company	52,323	1,603,510
Securitization notes payable	1,572,268	—
Senior notes payable	149,079	—
Deferred tax liability, net	—	18,396
Taxes payable	6,923	46,193
Other liabilities	64,883	35,502

Total liabilities	2,781,324	1,703,601

Stockholders’ Equity
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at December 31, 2005 and 2004	—	5,047
Additional paid in capital	345,000	342,703
Retained earnings	9,983	88,346
Accumulated other comprehensive income	1,849	22,617

Total stockholders’ equity	356,832	458,713

Total liabilities and stockholders’ equity	$3,138,156	$2,162,314

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	Successor	Predecessor

	April 30, 2005	January 1, 2005
	Through	Through	Year Ended	Year Ended
	December 31, 2005	April 29, 2005	December 31, 2004	December 31, 2003
	Note 1	(Note 1)	(Note 1)	(Note 1)

	(Dollars in thousands)
Financing and other interest income	$215,114	$127,243	$302,715	$278,499
Interest expense	85,958	21,440	38,793	50,799

Net interest margin	129,156	105,803	263,922	227,700

Provision for credit losses	58,909	—	1,135	49,016

Net interest margin after provision for credit losses	70,247	105,803	262,787	178,684

Securitization and servicing income	19,275	16,597	82,579	107,599
Other income	12,803	9,512	8,825	9,716

Total other revenues	32,078	26,109	91,404	117,315

Operating expenses	85,889	39,857	123,894	156,348
Other expenses	—	30,505	73,713	60,402
Impairment charge on goodwill	—	—	61,192	—

Total expenses	85,889	70,362	258,799	216,750

Income before income taxes	16,436	61,550	95,392	79,249
Provision for income taxes	6,453	23,208	43,503	29,877

Net income	$9,983	$38,342	$51,889	$49,372

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	Income	Total

	(Dollars in thousands)
(Predecessor, Note 1)
Balance, December 31, 2002	$5,047	$342,703	$(12,915)	$7,517	$342,352
Comprehensive income
Net income	—	—	49,372	—	49,372
Net unrealized loss on retained interest in securitized assets (net of tax of $19,661)	—	—	—	32,505	32,505

Total comprehensive income, net of tax	—	—	49,372	32,505	81,877

Balance, December 31, 2003	$5,047	$342,703	$36,457	$40,022	$424,229

Comprehensive income
Net income	—	—	51,889	—	51,889
Net unrealized loss on retained interest in securitized assets (net of tax of $10,533)	—	—	—	(17,405)	(17,405)

Total comprehensive income, net of tax	—	—	51,889	(17,405)	34,484

Balance, December 31, 2004	$5,047	$342,703	$88,346	$22,617	$458,713

Comprehensive income
Net income	—	—	38,342	—	38,342
Net unrealized loss on retained interest in securitized assets (net of tax of $2,875)	—	—	—	(4,750)	(4,750)

Total comprehensive income, net of tax	—	—	38,342	(4,750)	33,592

Balance, April 29, 2005	$5,047	$342,703	$126,688	$17,867	$492,305

(Successor, Note 1)
Purchase accounting adjustments	(5,047)	(342,703)	(126,688)	(17,867)	(492,305)
Issuance of common stock	—	345,000	—	—	345,000
Comprehensive income
Net income	—	—	9,983	—	9,983
Net unrealized gain on retained interest in securitized assets (net of tax of $1,207)	—	—	—	1,849	1,849

Total comprehensive income, net of tax	—	—	9,983	1,849	11,832

Balance, December 31, 2005	$—	$345,000	$9,983	$1,849	$356,832

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	Successor	Predecessor

	April 30, 2005	January 1, 2005	Year	Year
	Through	Through	Ended	Ended
	December 31, 2005	April 29, 2005	December 31, 2004	December 31, 2003
	(Note 1)	(Note 1)	(Note 1)	(Note 1)

			(Restated)	(Restated)
		(Dollars in thousands)
Cash flows from operating activities
Net income	$9,983	$38,342	$51,889	$49,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of finance receivables	—	—	(27,145)	(62,160)
Purchases of finance receivables held for sale	—	(627,399)	(2,057,999)	(1,683,283)
Proceeds from sales of finance receivables held for sale	—	—	631,106	1,033,834
Collections on finance receivables held for sale	—	215,322	312,170	67,820
Depreciation and amortization	12,417	2,714	8,582	9,190
Loss on disposition of fixed assets	—	—	—	971
Provision for credit losses	58,909	—	1,135	49,016
Impairment charges on goodwill	—	—	61,192	—
Deferred income tax benefit	(14,283)	—	(2,690)	29,877
Accretion of present value discount	(28,953)	(22,046)	(83,137)	(45,760)
Amortization of purchase premium	83,563	—	—	—
Impairment charges on retained interest on securitizations	4,098	490	14,265	8,500
Changes in operating assets and liabilities
Accounts receivable	9,733	(3,711)	(12,486)	(19,144)
Other assets	(3,393)	(375)	243	(162)
Accounts payable and accrued expenses	31,544	(8,161)	8,458	6,051
Current tax liability	6,923	21,259	46,193	—

Net cash provided by (used in) operating activities	170,541	(383,565)	(1,048,224)	(555,878)

Cash flows from investing activities
Acquisition of Triad Financial Corporation (Note 1)	(553,548)	—	—	—
Distributions from gain on sale Trusts	99,255	75,675	247,867	180,972
Purchases of finance receivables held for investment	(1,259,827)	—	—	—
Proceeds from sales of finance receivables held for sale initially classified as held for investment	—	—	20,885	827,963
Collections on finance receivables held for investment	579,290	43,760	156,220	380,923
Change in restricted cash	(153,231)	—	—	—
Purchases of fixed assets	(7,771)	(1,556)	(5,700)	(4,694)

Net cash (used in) provided by investing activities	(1,295,832)	117,879	419,272	1,385,164

Cash flows from financing activities
Net change in revolving credit facilities	935,848	—	—	—
Net change in due to Ford Motor Credit Company	(1,828,126)	263,546	640,082	(823,094)
Issuance of securitization notes	2,009,168	—	—	—
Payment on securitization notes	(436,900)	—	—	—
Issuance of senior notes	149,066	—	—	—
Capitalized finance costs	(27,114)	—	—	—
Issuance of common stock	345,000	—	—	—

Net cash provided by (used in) financing activities	1,146,942	263,546	640,082	(823,094)

Net increase (decrease) in cash and cash equivalents	21,651	(2,140)	11,130	6,192

Cash and cash equivalents
Beginning of period	23,644	25,784	14,654	8,462

End of period	$45,295	$23,644	$25,784	$14,654

Non-cash activity
Goodwill generated from acquisition of Triad Financial Corporation (Note 1)	$30,446	$—	$—	$—

Transfer of finance receivable from held for sale to held for investment	$—	$41,894	$57,825	$—

Transfer of finance receivable from held for investment to held for sale	$—	$—	$—	1,037,128

Retained interest in securitized assets generated from securitizations	—	—	123,830	316,569

Interest paid	$81,756	$—	$—	$—

Income taxes paid	$13,813	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Triad Financial Corporation
Notes to Consolidated Financial Statements

1.	Organization and Nature of Business
      Triad Financial Corporation (the “Company”) was incorporated as a California corporation on May 19, 1989. The Company engages primarily in the business of purchasing and servicing automobile retail installment sales contracts (“Contracts”) originated by automobile dealers located throughout the United States. The Company also originates automobile loans directly to consumers. The Company specializes in providing financing to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers.
      From June 1999 through April 29, 2005, the Company was a wholly owned subsidiary of Fairlane Credit, LLC, a wholly owned subsidiary of Ford Motor Credit Company (“Ford Credit”).
      On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC. As part of the acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation. Triad Holdings Inc. is beneficially owned by Hunter’s Glen/ Ford Ltd, affiliates of Goldman, Sachs & Co., and GTCR Golder Rauner, L.L.C.
      In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings Inc., plus related purchase accounting adjustments, have been recorded in our financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning April 30, 2005. Information for all “predecessor” periods prior to the acquisition are presented using our historical basis of accounting.
      As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. The purchase price paid by Triad Holdings Inc., plus acquisition and closing costs, exceeded the fair value of net assets acquired, resulting in approximately $30.4 million of goodwill.

2.	Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, all of which are Delaware corporations, Triad Financial Special Purpose Corporation, Triad Financial Special Purpose Corporation II, Triad Financial Special Purpose Corporation III, Triad Financial Special Purpose LLC, Triad Financial Residual Special Purpose LLC, and Triad Financial Warehouse Special Purpose LLC (the “Subsidiaries”). Triad Financial Warehouse Special Purpose LLC includes its wholly owned subsidiary, Triad Automobile Receivables Warehouse Trust, a Delaware trust.
      Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Cash Equivalents
      Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Restricted Cash
      Cash pledged to support the securitization transaction is deposited to a restricted account and recorded on the Company’s consolidated balance sheets as restricted cash.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)

Finance Receivables
      Finance receivables are classified as held for investment and carried at amortized cost, net of allowance for credit losses, as the Company has the ability and intent to hold these receivables until maturity. In connection with the Acquisition the carrying value of our finance receivables owned as of the Acquisition (“Predecessor Finance Receivables Held For Investment”) was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk. Financing income for Predecessor Finance Receivables Held For Investment is recognized using the effective yield method based on expected cash flows. Financing income on Predecessor Finance Receivables Held For Investment includes interest income recognized using the interest method based on a contractual cash flows and is net of premium amortization. Financing income for finance receivables originated and purchased subsequent to the acquisition is recognized using the interest method based on contractual cash flows. The accrual of financing income is suspended on accounts when they are deemed impaired. Accounts are generally deemed impaired when they are 30 days past due. We generally recognize interest income on impaired contracts on a cash basis when received. Premiums and discounts, including purchase accounting fair value adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination costs are deferred and amortized to financing income over the estimated life of the related receivables.
      Prior to April 30, 2005, finance receivables that we originated were classified as held for sale and recorded at cost including any premiums and net of any non-refundable acquisition fees paid by the seller and deferred origination costs. Thereafter, these held for sale receivables were carried at the lower of cost or market on an aggregate basis with any write-downs to market recorded as a charge to earnings and reflected in other expenses. Market value for these receivables was based on prices for similar receivables in the securitization markets.

Sale of Receivables
      In May 2005 and July 2005, the Company executed securitization transactions that were accounted for as secured financings in accordance with GAAP. These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables were sold in 2005.
      Prior to April 30, 2005, finance receivables were sold in securitization transactions that were accounted for as sales of finance receivables under generally accepted accounting principles in the United States (GAAP). These transaction structures involved the Company surrendering control over these assets by selling finance receivables to off-balance sheet securitization entities. The securitization entities issued interest-bearing securities collateralized by future collections on the sold receivables.
      Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurred. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool was allocated between the portion sold and the portion retained based on their relative fair values at the date of sale. The Company retained certain interests in the sold receivables. These retained interests included subordinated certificates, restricted cash and interest-only strips held for the benefit of securitization entities. These retained interests are classified as securities available for sale and are reported at fair value. If there is a decline in fair value and it is judged to be other than temporary, the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. If there is a change in fair value and it is judged to be temporary, the securities are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholders’ equity. In securitization transactions accounted for as a sale of receivables, the Company retains the servicing rights and receives a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
rights, no servicing asset or liability is recorded and the fee is recognized as collected over the remaining term of the related sold finance receivables.

Allowance for Credit Losses
      The allowance for credit losses is our estimate of probable incurred credit losses related to impaired held for investment receivables as of the date of the financial statements. This allowance is based on such factors as historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures. Finance receivables are charged to the allowance for credit losses when an account is deemed to be uncollectible. This charge takes into account the estimated value of any collateral. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.
      Charge-offs on Predecessor Finance Receivables Held For Investment are charged against the Company’s probable future expected credit losses established as a component of the asset’s net carrying value.

Charge-Off Policy
      Our policy is to charge off a contract in the month in which the borrower becomes 120 days contractually delinquent if we have not previously repossessed the related vehicle. If a vehicle has been repossessed, and the underlying contract has not yet been securitized, we charge off the underlying receivable upon repossession, taking into account the estimated value of our collateral, with a reconciliation upon liquidation. For securitized receivables, the debt is charged off upon liquidation of the collateral. The net charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest on our owned receivables. Accrual of finance charge income is suspended on accounts that are more than 30 days contractually delinquent.

Derivative Financial Instruments
      In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, our interest rate swap agreements outstanding are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Fair value is calculated using current market rates for similar instruments with the same remaining maturities.

Fixed Assets
      Fixed assets are carried at cost less accumulated depreciation. Fixed assets owned as of the acquisition date were adjusted to fair market value and are being depreciated over their remaining useful lives.
      Depreciation is calculated principally on the straight-line method over their remaining useful lives of the assets as follows:

Equipment	3-5 years
Software	3-5 years
Furniture and fixtures	5 years
      Depreciation expense totaled $2.7 million for the period January 1, 2005 through April 29, 2005 and $5.6 million for the period April 30, 2005 through December 31, 2005. Depreciation expense totaled $8.6 million and $8.8 million for twelve months ended December 31, 2004 and 2003, respectively.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
      Leasehold improvements are stated at cost and depreciated over the useful lives of the improvements or term of the lease, whichever is less.
      Upon sale or retirement, the cost of assets and related accumulated depreciation is eliminated from the respective accounts, and the resulting gain or loss is included in operations. Repairs and maintenance expenses are charged to operations as incurred.

Goodwill
      In accordance with SFAS No. 142, the Company reviews its goodwill for impairment annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s only reporting unit to its fair value.
      Using the terms of the acquisition discussed in Note 1, the Company determined that there was an impairment of goodwill during the fourth quarter of 2004 and recorded a $61.2 million pre-tax charge to earnings.

Income Taxes
      The Corporation accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), resulting in two components of Income Tax Expense; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.
      Prior to April 30, 2005, the Company’s operations were included in the consolidated federal tax return and several unitary and/or consolidated state returns of Ford Credit pursuant to an intercompany tax sharing agreement. Under this agreement, United States income tax liabilities or credits were allocated to the Company, generally on a separate return basis. Any separate Company’s state and local tax liabilities were accrued on a stand-alone basis.
     Use of Estimates
      The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. The primary estimates inherent within these financial statements include the market value adjustments recorded in connection with purchase accounting, the allowance for credit losses and the fair value of retained interests in securitized assets.

3.	Restatement
      As required by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” paragraph 9, the Company corrected its 2004 and 2003 classifications of cash inflows from sales and collections related to a pool of finance receivables that were transferred from held for investment to held for sale on January 1, 2003 from operating cash flows to investing cash flows.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
      Also, as required by Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the Company corrected its 2004 and 2003 classifications of its non-cash accretion of present value discount and impairment charges on retained interest in securitized assets from investing cash flows to operating cash flows.
      These restatements do not result in a change in total cash and cash equivalents and there were no changes to the consolidated balance sheets, the consolidated statements of income, or the consolidated statements of stockholders’ equity. The restatements do, however, result in a change to total cash flows from operating and investing activities.
      The restatement resulted in the following changes to prior period financial statements:

	2004	2003

	(Dollars in thousands)
Net cash provided by (used in) operating activities:
As previously reported	$(945,055)	$352,757
As restated	(1,048,224)	$(555,878)
Net cash provided by investing activities:
As previously reported	316,103	$476,529
As restated	$419,272	$1,385,164

4.	Finance Receivables
      Finance receivables at December 31, 2005 and 2004 are summarized as follows:

	Successor	Predecessor
	2005	2004

	(Dollars in thousands)
Predecessor finance receivables held for investment, net	$1,468,410	$—

Finance receivables held for investment	1,174,775	227,100
Premiums and discounts, net	(4,701)	—
Deferred costs, net	9,584	—
Allowance for credit losses	(51,259)	(16,081)

Finance receivables held for investment, net	1,128,399	211,019

Predecessor finance receivables held for sale, net	—	1,510,315

Finance receivables, net	$2,596,809	$1,721,334

      There were no write-downs to market value charged to earnings for the period April 30, 2005 through December 31, 2005. The amount of write-downs to market value charged to earnings and reflected in other expenses totaled $30.5 million for the period January 1, 2005 through April 29, 2005. The amount of write-downs to market value charged to earnings totaled $73.7 million and $60.4 million for the years ended December 31, 2004 and 2003, respectively.
      The aggregate unpaid principal balances of finance receivables more than 60 days past due were $44.1 million at December 31, 2005 and $30.4 million at December 31, 2004.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
      The activity in the predecessor finance receivables held for investment for the period ended December 31, 2005 is summarized as follows:

	Successor

	Contractual	Accretable	Nonaccretable
	Payments	Discount	Discount	Total

	(Dollars in thousands)
Balance, April 29, 2005	$3,163,361	$(365,383)	$(735,613)	$2,062,365
Interest income	(198,730)	115,167	—	(83,563)
Charge-offs	(68,659)	—	68,659	—
Change in contractual payments	(675,780)	23,144	142,244	(510,392)

Balance, December 31, 2005	$2,220,192	$(227,072)	$(524,710)	$1,468,410

5.	Allowance For Credit Losses
      The changes in the allowance for credit losses for the periods ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Successor	Predecessor

	April 30,	January 1,
	2005	2005
	Through	Through	Year Ended	Year Ended
	December 31,	April 29,	December 31,	December 31,
	2005	2005	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$—	$16,081	$82,018	$174,201
Reclassification of receivables as held for sale	—	—	—	(30,548)
Provision for credit losses	58,909	—	1,135	49,016
Charge-offs	(7,729)	(7,465)	(83,744)	(124,111)
Recoveries	79	6,447	16,672	13,460

Balance, end of period	$51,259	$15,063	$16,081	$82,018

      The allowance for credit losses is maintained at a level adequate to cover probable credit losses related to impaired receivables originated subsequent to April 29, 2005 and classified as held for investment as of the date of the financial statements, taking into account the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors. The carrying value of our finance receivables owned as of the acquisition was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk.
      Prior to January 1, 2003, all of the Company’s receivables were classified as held for investment. Effective January 1, 2003, a significant portion of the Company’s receivables were reclassified as receivables held for sale. The decreases in the Company’s provision for credit losses and allowance for credit losses for 2003 as compared with 2004 is due to both a decrease in receivable balances held for investment combined with an increase in credit quality of our portfolio as compared to the beginning of 2003. Our new originations were of higher quality with increased credit scores and lower payment to income and initial loan to value ratios.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)

6.	Sales of Receivables

Servicing Portfolio
      The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Successor	Predecessor

	April 30,	January 1,
	2005	2005
	Through	Through	Year Ended	Year Ended
	December 31,	April 29,	December 31,	December 31,
	2005	2005	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$1,719,178	$2,082,102	$2,536,075	$1,275,910
Receivable sales	—	—	736,545	2,025,850
Collections and write-offs	(588,826)	(362,924)	(1,190,518)	(765,685)

Balance, end of period	$1,130,352	$1,719,178	$2,082,102	$2,536,075

      The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $37.2 million at December 31, 2005 and $60.0 million at December 31, 2004. Credit losses, net of recoveries, totaled $49.0 million for the period January 1, 2005 through April 29, 2005 and $87.0 million for the period April 30, 2005 through December 31, 2005. Credit losses, net of recoveries totaled $180.4 million and $125.6 million for the years ended December 31, 2004 and 2003, respectively.

Retained Interest in Securitized Assets
      The components of the retained interest in securitized assets, carried at fair value, at December 31, 2005 and 2004 are summarized as follows:

	Successor	Predecessor

	2005	2004

	(Dollars in thousands)
Investment in subordinated certificates	—	26,934
Restricted cash held for the benefit of securitizations	80,298	82,225
Overcollaterization	150,283	254,445
Interest-only	(13,629)	(8,523)

Retained interest in securitized assets	$216,952	$355,081

      The Company’s residual interests in securitization transactions includes the value associated with future cash flows generated from overcollateralization and any excess spread amounts. Overcollateralization receivable represents the difference between securitized receivables outstanding and notes outstanding, including subordinated certificates.
      Retained interests in securitized assets are recorded at fair value. The fair value of subordinated certificates is estimated based on market prices for comparable instruments. The fair value of residual interests is determined based on calculating the present value of the projected cash flows to be received using management’s best estimates of key assumptions, including, discount rate, prepayment rate and credit losses.
      Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. Prior to April 30, 2005, distributions related to our retained interests were also

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
accrued and included in accounts receivable. The amount of accounts receivable representing receivables from securitization trusts totaled $7.5 million at December 31, 2005 and $22.0 million at December 31, 2004. Subsequent to April 29, 2005, distributions related to our retained interest recorded as received.
      The activity in the retained interest in securitized assets for the periods ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Subordinated	Restricted	Over-	Interest-
	Certificates	Cash	Collateralization	Only	Total

	(Dollars in thousands)
(Predecessor, Note 1)
Balance, December 31, 2002	$52,749	$35,780	$148,719	$7,900	$245,148
Generated from securitizations	170,099	60,776	182,850	63,619	294,494
Distributions	(105,445)	(19,466)	(108,180)	(131,069)	(181,310)
Residual interest income	—	—	—	45,760	45,760
Impairment charge	—	—	—	(8,500)	(8,500)
Unrealized gains (losses)	8,677	—	—	43,489	52,166

Balance, December 31, 2003	$126,080	$77,090	$223,389	$21,199	$447,758

Generated from securitizations	61,216	22,096	66,295	31,032	114,344
Distributions	(152,690)	(16,961)	(35,239)	(109,360)	(247,955)
Residual interest income	—	—	—	83,137	83,137
Impairment charge	—	—	—	(14,265)	(14,265)
Unrealized gains (losses)	(7,672)	—	—	(20,266)	(27,938)

Balance, December 31, 2004	$26,934	$82,225	$254,445	$(8,523)	$355,081

Distributions	(21,827)	(1,927)	(28,464)	(23,457)	(75,675)
Residual interest income	—	—	—	22,046	22,046
Impairment charge	—	—	—	(490)	(490)
Unrealized gains (losses)	—	—	—	(7,625)	(7,625)

Balance, April 29, 2005	$5,107	$80,298	$225,981	$(18,049)	$293,337

(Successor, Note 1)
Distributions	(5,107)	—	(75,698)	(18,450)	(99,255)
Residual interest income	—	—	—	28,953	28,953
Impairment charge	—	—	—	(4,098)	(4,098)
Unrealized gains (losses)	—	—	—	(1,985)	(1,985)

Balance, December 31, 2005	$—	$80,298	$150,283	$(13,629)	$216,952

      We utilized certain point-of-sale assumptions in determining the fair value of the retained interest generated from securitizations. For the year ended December 31, 2004, these assumptions included a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
1.70 and an expected cumulative lifetime loss of 11.25%. For the year ended December 31, 2003, these assumptions included a discount rate of 16%, an ABS rate of 1.70 and an expected cumulative lifetime loss of 12.35% to 13.00%.
      At December 31, 2005, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate of 1.55 to 1.85 and an expected cumulative lifetime loss of 11.25% to 21.0%.
      The Company has not presented the expected weighted average life assumption used in determining the gain on sale and in measuring the fair value of retained interest in securitized assets due to the stability of this attribute over time. A significant portion of the Company’s prepayment experience relates to defaults that are considered in the cumulative lifetime loss assumption. The Company’s voluntary prepayment experience on its gain on sale receivables portfolio typically has not fluctuated significantly with changes in market interest rates or other economic or market factors.
      At December 31, 2005, the estimated decreases in fair value of our retained interests in securitized assets as a result of an immediate 10% and 20% adverse change in key assumptions utilized in determining fair value are as follows:

(Dollars in thousands)

Decrease in fair value from 10% adverse change in discount rate	$(2,840)
Decrease in fair value from 20% adverse change in discount rate	$(5,619)
Decrease in fair value from 10% adverse change in prepayment rate	$(2,650)
Decrease in fair value from 20% adverse change in prepayment rate	$(4,491)
Decrease in fair value from 10% adverse change in cumulative lifetime loss	$(38,714)
Decrease in fair value from 20% adverse change in cumulative lifetime loss	$(81,585)
      The effect of a variation in a particular assumption on the fair value of retained interests in securitized assets was calculated without changing any other assumptions and changes in one factor may result in changes in another.
      Expected static pool credit losses related to outstanding securitized receivables were 13.7% at December 31, 2005. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

Securitization and Servicing Income
      The activity in income related to the sales of receivables reported for the periods ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Successor	Predecessor

	April 30,	January 1,
	2005	2005
	Through	Through	Year Ended	Year Ended
	December 31,	April 29,	December 31,	December 31,
	2005	2005	2004	2003

	(Dollars in thousands)
Gains on sales of finance receivables	$—	$—	$27,145	$62,160
Servicing fee income	25,874	17,087	69,699	53,939
Impairment charge on retained interest in securitized assets	(6,599)	(490)	(14,265)	(8,500)

Securitization and servicing income	$19,275	$16,597	$82,579	$107,599

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)

7.	Revolving Credit Facilities
      Amounts outstanding under our warehouse and residual loan facilities at December 31, 2005 and 2004 are summarized as follows:

	Successor	Predecessor

	2005	2004

	(Dollars in thousands)
Warehouse loan facilities	$830,848	$—
Residual loan facilities	105,000	—

Total revolving credit facilities	$935,848	$—

      Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at December 31, 2005 are summarized as follows:

	Facility	Advances	Collateral
	Amount	Outstanding	Pledged

	(Dollars in thousands)
Warehouse loan facility, due April 2007(a)	$625,000	$417,152	$465,380
Residual loan facility, due April 2007(a)	125,000	52,500	99,901
Warehouse loan facility, due October 2007	625,000	413,696	462,208
Residual loan facility, due October 2007	125,000	52,500	99,901

(a)	Warehouse and residual loan facility provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.
      Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million. Each of our warehouse and residual loan facilities bear interest at a floating rate. At December 31, 2005, the interest rate on our two warehouse loan facilities was 4.89% and the interest rate on our two residual loan facilities was 6.94%.
      Under the terms of our revolving credit facilities, the Company transfers eligible collateral, including finance receivables and retained interests in securitized assets, to special purpose finance subsidiaries of the Company. These subsidiaries pledge collateral to secure advances under the facilities, pursuant to advance formulas and available credit. These subsidiaries then forward funds to the Company in consideration for the transfer of eligible collateral. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of the Company or its other subsidiaries.
      The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2005, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.
      Capitalized financing costs with an unamortized balance of $11.0 million at December 31, 2005 are being amortized over the contractual terms of the warehouse and residual loan facilities. Capitalized financing costs include $7.7 million in gross fees paid to Goldman Sachs Mortgage Company, an affiliate

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
of one of our equity investors. Interest expense for the period April 30, 2005 through December 31, 2005 includes $12.1 million of expense incurred to Goldman Sachs Mortgage Company.

8.	Due to Ford Motor Credit Company
      Amounts due to Ford Credit at December 31, 2005 and December 31, 2004 are summarized as follows:

	Successor	Predecessor

	2005	2004

	(Dollars in thousands)
Revolving credit facility, due April 29, 2005	$—	$1,307,029
Term loan, due April 29, 2005	—	296,481
Note payable	52,323	—

Total due to Ford Motor Credit Company	$52,323	$1,603,510

      The Company’s note payable to Ford Credit is subject to a maximum borrowing amount pursuant to the Loan and Security Agreement based on a percentage of unpaid principal balance of certain acquired receivables securing the note. This agreement also provides that the entire remaining amount payable under the note is immediately due and payable when the unpaid principal balance of these receivable securing the note is less than $15 million. At December 31, 2005, the interest rate on the note payable was 6.00% and the unpaid principal balance of acquired receivables securing the note was $54.0 million.
      Prior to April 29, 2005, an agreement with Ford Credit provided the Company with advances to purchase retail installment sale contracts from automobile dealers, to originate installment loans directly with consumers and to support the working capital needs of the Company. This agreement provided the Company with a total facility of $3 billion comprised of both a revolving credit facility and a term loan. Interest on the facility was accrued monthly as provided in the agreement. At December 31, 2004, the interest rate on the revolving credit facility was 2.85% and the interest rate on the term loan was 6.88%. This agreement with Ford Credit was terminated on April 29, 2005.
      Prior to April 29, 2005, the Company also received technical and administrative advice and services from Ford Credit. These payments were expensed as assessed by Ford Credit.
      The Company executed a forward starting swap agreement with Ford Credit on December 23, 2004. The agreement had a notional amount of $1.275 billion, a fixed pay rate of 3.49675%, a floating receive rate of 1 month LIBOR, a maturity date of October 15, 2006 and a settlement date of April 15, 2005, which was subsequently extended to April 29, 2005. This agreement was settled on April 29, 2005.
      The effect of transactions with Ford Credit included in the Company’s income statements for the periods ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Successor	Predecessor

	April 30,	January 1,
	2005	2005
	Through	Through	Year Ended	Year Ended
	December 31,	April 29,	December 31,	December 31,
	2005	2005	2004	2003

	(Dollars in thousands)
Interest expense	$3,850	$21,440	$38,793	$50,799
Payments for services and support	—	—	919	931
Gain (loss) on swap agreement	—	5,164	24	—

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)

9.	Securitization Notes Payable
      Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at December 31, 2005 are summarized as follows:

		Original
		Weighted
	Original	Average	Finance
	Note	Interest	Receivables	Note
Transaction	Amount	Rate	Pledged	Balance

	(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$921,288	$828,610
2005-B, due April 12, 2013(a)	$905,303	4.32%	$819,867	$743,658

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
      Under the terms of our securitization transactions, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of the Company or its other subsidiaries.
      Capitalized financing costs with an unamortized balance of $4.1 million at December 31, 2005 are being amortized over the expected term of the securitization transactions. There were no securitization notes payable outstanding at December 31, 2004. Capitalized financing costs include $1.6 million in gross underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
      All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceeded certain targets, the specified credit enhancement levels would be increased by increasing the required spread account level.
      Agreements with the Company’s Guarantee Insurance Providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s Guaranty Insurance Providers to terminate the Company’s servicing rights to the receivables sold to that Trust.

10.	Senior Notes Payable
      On April 29, 2005, Triad Acquisition Corp. issued $150.0 million of Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, to certain accredited investors pursuant to Rule 501 under the Securities Act and, to non-U.S. persons in reliance on Regulation S under the Securities Act. The Notes also include a registration rights agreement requiring the Company to file a registration statement within 90 days after the issue of the notes, to use commercially reasonable efforts to cause the registration statement to become effective under the Securities Act within 210 days after the issue date of the notes and to use commercially reasonable efforts to consummate an exchange offer within 40 business days after the effective date of the registration statement. The Exchange offer was consummated on January 9, 2006. In connection with the Purchase Transaction, Triad Acquisition Corp. was merged with and into Triad Financial Corporation.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
      The Notes have a stated coupon of 11.125% and were issued at a discount to yield 11.25%. The Notes mature on May 1, 2013 but can be redeemed, in whole or in part, on or after May 1, 2010, at specified redemption prices, and on or after May 1, 2012, at par value.
      Capitalized financing costs with an unamortized balance of $5.2 million at December 31, 2005 are being amortized over the contractual term of the notes. Capitalized financing costs include $3.3 million in gross fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

11.	Income Taxes
      The provision for income taxes and the reconciliation between the federal statutory income tax rate and the effective income tax rate for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Successor	Predecessor

	April 30, 2005	January 1,	Year Ended	Year Ended
	Through	2005 Through	December 31,	December 31,
	December 31, 2005	April 29, 2005	2004	2003

	(Dollars in thousands)
Current:
Federal	$17,702	$20,650	$41,271	$—
State	3,034	2,558	4,922	—

Total current expense	20,736	23,208	46,193	—
Deferred:
Federal	(12,244)	—	(2,380)	26,585
State	(2,039)	—	(310)	3,292

Total deferred expense (benefit)	(14,283)	—	(2,690)	29,877

Total:
Federal	5,458	20,650	38,891	26,585
State	995	2,558	4,612	3,292

Provision for income taxes	$6,453	$23,208	$43,503	$29,877

Expected federal income tax at 35%	$5,752	$21,543	$33,387	$27,737
Non-deductible impairment charge on goodwill	—	—	5,481	—
State taxes, net of federal tax	641	1665	2,998	2,140
Other	60	—	1,637	—

Provision for income taxes	$6,453	$23,208	$43,503	$29,877

Effective income tax rate	39.3%	37.7%	45.6%	37.7%

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Securitization	$2,875	$64,259
Allowance for credit losses	5,291	5,628
Goodwill	7,968	7,949
Other	2,079	—

Gross deferred tax assets	18,213	77,836

Deferred tax liabilities:
Finance receivables	—	(42,991)
Finance receivables acquisition discounts	—	(34,604)
Other comprehensive income	(1,207)	(13,687)
Other	(3,930)	(4,950)

Gross deferred tax liabilities	(5,137)	(96,232)

Net deferred tax asset (liability)	$13,076	$(18,396)

12.	Derivative Financial Instruments
      At December 31, 2005, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $748.4 million. The fair value of these agreements at December 31, 2005 was a net gain of $2.8 million and is included in other assets. Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements during the period April 30, 2005 through December 31, 2005. There were no interest rate swap agreements with external third parties prior to April 30, 2005.

13.	Commitments and Contingencies
      Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. As a consumer finance company, the Company is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the Company could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, the Company may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages.
      Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at December 31, 2005 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
      Under the management agreement among the Company, Triad Holdings LLC, Triad Holdings Inc. and Hunter’s Glen/ Ford Ltd., Triad LLC and the Company engaged Hunter’s Glen/ Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/ Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of the Company as specified in the agreement and will provide Carl B. Webb and J. Randy Staff, or similarly qualified individuals, to furnish a portion of the services required by the management agreement. We agreed to pay Hunter’s Glen/ Ford a management fee of $1.5 million per annum for the services described above.
      The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations totaled $1.4 million for the period January 1, 2005 through April 29, 2005 and $3.0 million for the period April 30, 2005 through December 31, 2005.
      Rental expense was approximately $4.3 million for the year ended December 31, 2004 and $4.6 million for the year ended December 31, 2003. Sublease rental income was approximately $497,000 for both of the years ended December 31, 2004 and 2003
      Future minimum rental commitments under all noncancellable leases at December 31, 2005 are summarized as follows:

(Dollars in thousands)

Year ending December 31,
2006	$3,704
2007	$3,482
2008	$2,001
2009	$1,704
2010	$1,704
2011 and thereafter	$3,266

14.	Fair Value of Financial Instruments
      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments.” Fair value estimates methods and assumptions, set forth below for our financial instruments, are made solely to comply with requirements of Statement No. 107 and should be read in conjunction with our consolidated financial statement and related notes.
      The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies available to management at December 31, 2005 and 2004. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
      The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	Successor		Predecessor

	December 31, 2005		December 31, 2005

	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$45,295	$45,295	$25,784	$25,784
Cash — restricted	153,231	153,231	—	—
Finance receivables held for investment, net	2,596,809	2,671,871	211,019	211,019
Finance receivables held for sale	—	—	1,510,315	1,510,315
Retained interest in securitized assets	216,952	216,952	355,081	355,081
Interest rate swap agreements	2,815	2,815	—	—
Liabilities:
Revolving credit facilities	$935,848	$935,848	$—	$—
Due to Ford Motor Credit Company	52,323	52,323	1,603,510	1,603,510
Securitization notes payable	1,572,268	1,475,081	—	—
Senior notes payable	149,079	149,079	—	—
      The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:
      Cash and Cash Equivalents — The carrying amounts are considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.
      Cash Restricted — The carrying amounts are considered to be a reasonable estimate of fair value.
      Finance Receivables — The fair value of finance receivables is estimated by discounting future net cash flows expected to be collected using a current risk-adjusted rate.
      Retained Interest in Securitized Assets — The fair value of retained interest in securitized assets is estimated by discounting the associated future net cash flows using discount rate, prepayment and credit loss assumptions similar to the Company’s experience.
      Interest Rate Swap Agreements — The fair value is based on quoted market prices.
      Revolving Credit Facilities — Revolving credit facilities have variable rates of interest and maturities of three years or less. Therefore, the carrying value is considered to be a reasonable estimate of fair value.
      Due to Ford Motor Company — Since this note is due in less than one year, the carrying value is considered to be a reasonable estimate of fair value.
      Securitization Notes Payable — The fair value is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.
      Senior Notes Payable — The fair value of senior notes is estimated based on rates currently available for debt with similar terms and remaining maturities.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)

15.	Subsequent Event
      On January 26, 2006, we completed an auto receivables securitization transaction, 2006-A. In this transaction we securitized approximately $894.1 million of automobile receivables, issuing $822.5 million of class A notes. The proceeds from the transaction were primarily used to repay outstanding borrowings under our warehouse facilities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      The Company maintains disclosure controls and procedures that are designed to ensure that information to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (the “CEO”), as appropriate to allow timely decisions regarding required disclosure.
      The CEO and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on their evaluation, they have concluded, that the disclosure controls and procedures were effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The directors and principal officers of Triad, and their positions and ages at February 28, 2006, are as follows:

Name	Age	Position

Carl B. Webb	56	President, CEO and Director
Mike L. Wilhelms	36	Senior Vice President and Chief Financial Officer
Kevin C. Tackaberry	39	Senior Vice President and Chief Administrative Officer
Daniel D. Leonard	57	Senior Vice President — Portfolio Management
Dennis D. Morris	41	Senior Vice President — Product Management
David A. Sutton	48	Senior Vice President — Dealer Channel Originations
Chris A. Goodman	39	Senior Vice President — Direct Channel Originations
Paul E. Dacus	39	Senior Vice President — Risk Management
Timothy M. O’Connor	50	General Counsel
Gerald J. Ford	61	Chairman of the Board of Directors
J. Randy Staff	58	Director
Donald J. Edwards	40	Director
David A. Donnini	40	Director
Philip A. Canfield	38	Director
Aaron D. Cohen	29	Director
Peter C. Aberg	46	Director
Stuart A. Katz	36	Director
Lance N. West	44	Director

      The present principal occupations and recent employment history of each of our executive officers and directors listed above is as follows:
      Carl B. Webb currently serves as our President and Chief Executive Officer. He replaced Mr. James M. Landy, our former President and Chief Executive Officer, on an interim basis in August 2005. Mr. Webb has also served as a director since April 29, 2005. He was President and Chief Operating Officer of Golden State Bancorp and its predecessors from 1994 to 2002. During that period, Mr. Webb also served as President and Chief Operating Officer of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Webb served as a Director of Auto One Acceptance Corporation, a wholly-owned auto finance subsidiary of California Federal Bank, FSB. Prior to Golden State Bancorp, Mr. Webb was the President and Chief Operating Officer of First Gibraltar Bank, FSB from 1988 to 1993. Mr. Webb was the President of the First National Bank of Lubbock, Texas from 1983 to 1989. Mr. Webb is currently a Director of Plum Creek Timber Company and has been since October 2003. He became a Director of Affordable Residential Communities Inc. on June 30, 2005.
      Mike L. Wilhelms currently serves as our Senior Vice President and Chief Financial Officer and joined Triad in September 1997 as Controller. Prior to joining Triad, Mr. Wilhelms served from 1993 to 1997 as an Assurance Manager at KPMG Peat Marwick LLP, during which time he specialized in the non-prime finance industry with auto and mortgage finance companies and worked on several auto and mortgage asset-backed securitizations. Mr. Wilhelms is also a certified public accountant.
      Kevin C. Tackaberry has served as our Senior Vice President and Chief Administrative Officer since June 2002 and has over 15 years experience as a senior human resources executive. Prior to joining Triad, Mr. Tackaberry served from January 1999 in several different roles for Gateway, Inc., a manufacturer of computers and other consumer electronics, including leading the human resources organization for its Business Segment and most recently as its Director, Human Resources, where he headed human resources for its U.S. Markets organization.
      Daniel D. Leonard has served as our Senior Vice President — Portfolio Management since May 2003 and has over 30 years experience in the finance industry. Prior to joining Triad, Mr. Leonard served from 1991 in several positions with California Federal Bank, including as its Senior Vice President — Consumer and Business Banking, Senior Vice President — Retail Distribution, and most recently as President of its subsidiary, Auto One Acceptance Corp., an auto loan financing company. Prior to joining California Federal Bank, Mr. Leonard served in several senior management positions with BankAmerica Corp.
      Dennis D. Morris currently serves as our Senior Vice President — Product Management. He joined Triad in April 2003 as our Chief Credit Officer and Senior Vice President — Sales and Production. Mr. Morris has more than 15 years experience in auto financing. Prior to joining Triad, Mr. Morris served from August 2000 to April 2003 as Group Director — Risk Management and Chief Credit Officer with Household Automotive Finance Corp., an auto loan financing company. Prior to joining Household Automotive Finance Corp., Mr. Morris held senior management positions at WFS Financial, American Honda Finance Corp. and Nissan Motor Corp.
      David A. Sutton currently serves as our Senior Vice President — Dealer Channel Originations and joined Triad in September 2001 as Senior Vice President — Central Division Operations. Prior to joining Triad, Mr. Sutton served for five years as a Senior Vice President for WFS Financial, in which position he managed its central U.S. credit, marketing, operations and collections. Mr. Sutton also served for 17 years in various positions of increasing responsibility with Bank One, NA, concluding his tenure there as a Vice President with management responsibilities for lending, marketing, operation and collection activities in the state of Texas.
      Chris A. Goodman currently serves as our Senior Vice President — Direct Originations and has been with Triad since September 2001. He has over 16 years of automotive and leadership experience. Prior to joining Triad, Mr. Goodman served from 1995 in several roles with TranSouth Financial, a consumer finance company, including as its National Sales Manager and as the head of its Direct Lending Division. Prior to joining TranSouth Financial, Mr. Goodman spent five years as a consultant training finance managers, worked on the retail side of an auto dealership and owned a regional finance company that originated and sold loans to other lending institutions.
      Paul E. Dacus, CFA has served as our Senior Vice President — Risk Management since February 2005. Prior to joining Triad, Mr. Dacus served from April 2004 with Centrix Financial where he was the Manager of the Risk Management Department. Prior to Centrix, Mr. Dacus was the Senior Vice President for Risk Management at Auto One Acceptance Corporation from January 1996 to August 2003. Mr. Dacus has extensive background in risk analysis, score card development, portfolio analysis and statistical modeling. Mr. Dacus is also a Chartered Financial Analyst.
      Timothy M. O’Connor has served as our General Counsel since May 2005. Prior to joining Triad, Mr. O’Connor served as Vice President in the Legal Department of CitiFinancial Auto from 2002 to 2005. He also served as General Counsel for Auto One Acceptance Corporation from 1998 to 2002 and was a Senior Vice President of California Federal Bank from 1994 to 2002. He has more than 20 years experience representing financial institutions as both in-house and outside counsel.
      Gerald J. Ford is currently Chairman of the Board of Directors of First Acceptance Corporation and has been since 1996. Mr. Ford was Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp and its predecessors from 1994 to 2002. During that period, Mr. Ford also served as Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Ford served as a Director of Auto One Acceptance Corporation, a wholly-owned auto finance subsidiary of California Federal Bank, FSB. Mr. Ford was Chairman of the Board of Directors and Chief Executive Officer of First Gibraltar Bank, FSB from 1988 to 1993. Mr. Ford was the principal shareholder, Chairman of the Board of Directors and Chief Executive Officer of First United Bank Group, Inc. and its predecessors from 1975 to 1994. Mr. Ford is currently a Director of Freeport-McMoRan Copper & Gold Co., McMoRan Exploration Co. and Affordable Residential Communities Inc. Mr. Ford also served as a Director of AmeriCredit Corp. from June 2003 until he resigned in August 2004. Mr. Ford currently is the Chairman of the Board of Trustees of Southern Methodist University.
      J. Randy Staff was Executive Vice President and Chief Financial Advisor of Golden State Bancorp and its predecessors from 1994 to 2002, where Mr. Staff was primarily responsible for mergers and acquisitions. During that period, Mr. Staff also served as Executive Vice President and Chief Financial Advisor of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Staff served as a Director and an interim President of Auto One Acceptance Corporation, a wholly- owned auto finance subsidiary of California Federal Bank, FSB. From 1973 to 1994, Mr. Staff was a Partner specializing in financial services at KPMG. Mr. Staff currently serves as Chairman of the Board of Directors and is the majority shareholder of the American Bank, N.A., Dallas, Texas and the Citizens State Bank, Jackson County, Texas and has been since 1987 and 1985, respectively. He became a Director of Affordable Residential Communities Inc. on June 30, 2005.
      Donald J. Edwards is Managing Principal of Flexpoint Partners, LLC, an equity investment firm. From July 2002 to April 2004, Mr. Edwards served as President and Chief Executive Officer of First Acceptance Corporation, formerly known as Liberté Investors Inc. From 1994 to 2002, Mr. Edwards was a Principal at GTCR Golder Rauner, L.L.C., where he headed the firm’s healthcare investment effort. Prior to joining GTCR, Mr. Edwards was an Associate at Lazard Frères & Co. LLC. Mr. Edwards is a Director of First Acceptance Corporation.
      David A. Donnini is a Principal of GTCR Golder Rauner, L.L.C., which he joined in 1991. Prior to joining GTCR, he worked as a management consultant at Bain & Company. In addition to his service on the board of Triad, Mr. Donnini serves on the boards of Coin Mach, Prestige Brands, Synargo, Syniverse and various GTCR private portfolio companies.
      Philip A. Canfield is a Principal of GTCR Golder Rauner, L.L.C. and has worked at GTCR since 1992. His primary area of focus is information technology investments. In addition, Mr. Canfield is experienced in general business services investments. Mr. Canfield serves on the board of directors of

TNS, Inc. and several private companies in GTCR’s portfolio. Prior to joining GTCR, Mr. Canfield was employed in the corporate finance department of Kidder, Peabody & Co. Incorporated where he focused on public offerings and merger and acquisitions.
      Aaron D. Cohen is a Vice President with GTCR Golder Rauner, L.L.C. and has been with GTCR since April 2003. Prior to joining GTCR, Mr. Cohen worked as an analyst at the private equity firm of Hicks, Muse, Tate & Furst from 2000. He worked as an analyst in the Mergers & Acquisitions Group of Salomon Smith Barney from 1998 to 2000. Mr. Cohen is currently a director of EK Success, a GTCR private portfolio company.
      Peter C. Aberg is head of FICC-Advisory in the Mortgage Department of Goldman, Sachs & Co., a leading global investment banking, securities and investment management firm. He joined Goldman Sachs in 1985 as an Associate in debt capital markets. Mr. Aberg became a Vice President in 1986 and worked in structured finance from 1987 to 1997. He became a Managing Director in 1998 and a Partner in 2002.
      Stuart A. Katz is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area and Co-Head of its financial services investment activities. Mr. Katz is a Managing Director of the general partners of the GS Funds (and certain successor funds), the primary vehicles through which The Goldman Sachs Group, Inc. conducts its privately negotiated equity investment activities. Mr. Katz joined Goldman Sachs in 1996 and worked in the London office of the Principal Investment Area during the period from 1997 to 1999 and serves on the boards of various GS Fund private companies.
      Lance N. West is a Partner and Managing Director at Goldman, Sachs & Co. Mr. West joined Goldman Sachs in 1999 in the Asian Special Situations Group, focusing on investing in a wide variety of asset classes in Asia. He returned to the United States in 2001 and currently heads the Principal Finance Group within Goldman’s Special Situations Group, Fixed Income Division. Prior to joining Goldman Sachs, Mr. West was the founder and Chief Executive Officer of Greenthal Realty Partners from 1992 to 1999, was Executive Vice President — Principal, of The Charles H. Greenthal Group, Inc. — Real Estate from 1984 to 1992 and was a member of Technical Staff of AT&T Bell Laboratories from 1982 to 1984.
      Family Relationships — There are no family relationships between any of our executive officers or directors.
      Code of Ethics — We are currently reviewing our corporate governance practices and intend among other things, to adopt a code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
      We do not intend to compensate the directors currently serving on our board of directors. To the extent any future directors are neither our employees nor our principal equity sponsors, such directors may receive fees. We expect the amount of such fees will be commensurate with amounts offered to directors of companies similar to us.
Compensation of Executive Officers
      The following table sets forth all cash compensation earned for the years ended December 31, 2004 and December 31, 2005 by our Chief Executive Officer and each of our other four most highly compensated executive officers during the past year, our “Named Executive Officers.” The compensation arrangements for each of these officers that are currently in effect are described under the caption

“Employment Arrangements” below. The bonus amounts set forth below include amounts earned in the year shown but paid in the subsequent year.
Summary Compensation Table

		Annual Compensation			Long-Term
					Compensation
				Other		All Other
Name and Principal				Compensation	Options	Compensation
Position	Year	Salary($)	Bonus($)	($)(1)	(#)	($)

James M. Landy(2)	2005	$302,135	$—	—	2,000,000	$8,400	(3)
Former President and Chief	2004	252,000	330,796	—	—	8,200	(3)
Executive Officer
Carl B Webb(2)	2005	$201,926	$250,000	—	—	$—
President and Chief	2004	—	—	—	—	—
Executive Officer
Mike L. Wilhelms	2005	$234,813	$94,360	—	350,000	$8,400	(3)
Senior Vice President and	2004	212,646	106,864	—	—	8,200	(3)
Chief Financial Officer
Kevin C. Tackaberry	2005	$217,269	$94,360	—	250,000	$8,400	(3)
Senior Vice President and	2004	207,308	100,144	—	—	8,200	(3)
Chief Administrative Officer
Dennis D. Morris	2005	$215,723	$70,700	—	200,000	$8,400	(3)
Senior Vice President —	2004	205,115	52,495	—	—	8,200	(3)
Product Management
Chris A. Goodman	2005	$211,500	$64,873	—	350,000	$8,400	(3)
Senior Vice President —	2004	173,606	32,575	—	—	8,200	(3)
Direct Channel Originations

(1)	For each Named Executive Officer, perquisites and personal benefits have a value less than the lesser of $50,000 or 10% of the officer’s salary and bonus.

(2)	Mr. Landy’s employment was terminated effective July 29, 2005. Mr. Webb subsequently assumed the role of President and Chief Executive Officer on an interim basis in August 2005. In addition, Mr. Landy received severance payment of $353,101 in 2005 pursuant to his employment agreement.

(3)	Represents our 401(k) matching contributions.
Employment Arrangements
      All of Triad’s executive officers, with the exception of Jim Landy, were employed on an “at will” basis as of the closing of the Transactions. Mr. Landy’s employment was terminated on July 29, 2005. Under the terms of his employment agreement, Triad agreed to pay Mr. Landy a severance equal to three times his 2004 taxable income earned at the company. These severance payments will be made monthly over the two-year period following his separation. The employment agreement also contains non-solicitation and confidentiality provisions.
      The employment agreement provided that Triad Holdings Inc. would issue Mr. Landy an option to purchase up to 2,000,000 shares of common stock of Triad Holdings at an exercise price of $7.50 per share. Twenty percent of these options vested on the grant date, and subsequent options were to vest quarterly thereafter. At the time of his termination, Mr. Landy had 480,000 vested option shares of Triad Holdings. The remaining unvested shares were forfeited and Triad Holdings will repurchase the vested portion of the options at fair market value in accordance with the terms of the option agreement.
      In November 2005, we entered into an employment agreement with Chris Goodman. This employment agreement provides that Mr. Goodman will be primarily responsible for the operation of our direct origination program. The initial term of the employment agreement ends on June 30, 2008 and may be extended. The employment agreement provides for an annual base salary of $255,000 and an annual bonus based on achievement of Triad performance objectives established by our board. If Triad terminates Mr. Goodman’s employment without cause (as defined in the employment agreement) or Mr. Goodman resigns for good reason (as defined in the employment agreement) prior to the expiration of the initial term of the employment agreement, then subject to Mr. Goodman executing and delivering a release in favor of Triad, Triad will pay Mr. Goodman severance equal to the remaining amounts to be paid under the employment agreement, after taking into consideration the amount of salary and benefits previously paid and reduced by any required payroll and tax withholdings. These severance payments will be made monthly over a one year period following Mr. Goodman’s termination. The employment agreement also contains non-solicitation and confidentiality provisions.
Audit Committee
      The Audit Committee of the company meets on a quarterly basis to discuss, among other things, audits results presented by the company’s outside auditors and filings required to be made by the company from time to time. In addition to the members of the committee, the outside auditors, the Director of Internal Audit, the Chief Financial Officer and others may be asked to join and present at such meetings. Mr. J. Randy Staff, who serves as Chairman of the Audit Committee, has been designated as the financial expert. He is joined on the committee by Mr. Donnini, Mr. Edwards and Mr. Aaron Cohen.
Compensation Committee
      The Compensation Committee of the company meets from time to time to discuss matters pertaining to the salaries, wages and benefits to be paid to employees. While there is no fixed schedule for these meetings, there will generally be a meeting in the first quarter of each year to ratify bonus pools for the previous year, and to approve the compensation plan proposed by management for the new year. This committee is chaired by Mr. David Donnini, and the other members are Mr. Gerald J. Ford, Mr. Stuart Katz and Mr. Donald E. Edwards.
Nominating and Corporate Governance Committee
      The Nominating and Governance Committee of the company meets periodically to, among other things, approve the slate of officers for the Company and, if applicable, establish approval and contracting authority for such officers. Mr. Peter C. Aberg serves as chairman of this committee, and Mr. Ford, Mr. Philip A. Canfield and Mr. Carl B. Webb serve on the committee as well.
New Stock Option Plan
      Following the closing of the Acquisition, Triad Holdings adopted a stock option plan under which employees, officers, directors and consultants of the Company could be granted options to purchase shares of Triad Holdings’ common stock. The maximum number of shares available for grant is equal to approximately 8% of the fully-diluted shares of common stock of Triad Holdings. The stock options vest annually, provided the grantees continue to provide services to the Company.

      The following table sets forth certain information concerning option exercised during the fiscal year and the number and value of unexercised stock options at December 31, 2005 held by named officers.

	Individual Grants
					Potential Realizable Value at
	Number of	Percentage			Assumed Annual Rates of
	Securities	of Total			Stock Price Appreciation for
	Underlying	Options	Exercise of		Option Term
	Options	Granted in	Base Price	Expiration
Name	Granted	2005	(#/Sh)	Date	5% ($)	10% ($)

James M. Landy(1)	2,000,000	50	7.50	(1)	—	—
Carl B. Webb	—	—	—	—	—	—
Mike L. Wilhelms	350,000	9	7.50	8/10/2015	$1,650,848	$4,183,574
Kevin C. Tackaberry	250,000	6	7.50	8/10/2015	1,179,177	2,988,267
Dennis D. Morris	200,000	5	7.50	8/10/2015	943,342	2,390,614
Chris A. Goodman	350,000	9	7.50	8/10/2015	1,650,848	4,183,574

(1)	Mr. Landy’s options were granted as of April 29, 2005. As a result of Mr. Landy’s termination on July 29, 2005, any vested but unexercised options can not be exercised by Mr. Landy. Those vested but unexercised options are subject to a repurchase agreement pursuant to a valuation mechanism contained in the underlying stock option agreement. As of December 31, 2005, those options had not yet been repurchased.
      The following table sets forth certain information concerning individual grants of stock options that have been made during 2005 to each Named Executive Officers.

	Option Grants in 2005

			Number of Shares		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at FY-End		Options at FY-End
	Acquired on
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James M. Landy(1)	—	—	—	—	—	—
Carl B. Webb	—	—	—	—	—	—
Mike L. Wilhelms	—	—	70,000	280,000	—	—
Kevin C. Tackaberry	—	—	50,000	200,000	—	—
Dennis D. Morris	—	—	40,000	160,000	—	—
Chris A. Goodman	—	—	70,000	280,000	—	—

(1)	Mr. Landy’s options were granted as of April 29, 2005. As a result of Mr. Landy’s termination on July 29, 2005, any vested but unexercised options can not be exercised by Mr. Landy. Those vested but unexercised options are subject to a repurchase agreement pursuant to a valuation mechanism contained in the underlying stock option agreement. As of December 31, 2005, those options had not yet been repurchased.
      Other members of the Company’s senior management team were granted stock options contemporaneously with the grants set forth above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PRINCIPAL STOCKHOLDERS
      Triad is a wholly-owned subsidiary of Triad Holdings Inc., which we refer to as “Triad Holdings.” The following table sets forth certain information as of March 10, 2006, regarding the beneficial ownership of common stock of Triad Holdings by (i) each person we know to be the beneficial owner of more than 5% of its outstanding common stock, (ii) each member of the board of directors of Triad Holdings (which is identical to the board of directors of Triad) and our Named Executive Officers, and (iii) each of our directors and executive officers as a group. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class

Principal Stockholders:
GS Entities(1),(2)	14,288,889	30.8%
GTCR Funds(1),(3)	14,288,889	30.8%
Hunter’s Glen/ Ford Ltd.(1),(4)	14,039,561	30.3%

Directors and Named Executive Officers:
James M. Landy(5)	133,333	*
Mike L. Wilhelms(6)	70,000	*
Kevin C. Tackaberry(7)	50,000	*
Dennis D. Morris(8)	40,000	*
Chris A. Goodman(9)	70,000	*
Gerald J. Ford(4)	14,789,561	31.9%
Carl B. Webb	874,664	1.9%
J. Randy Staff	874,664	1.9%
Donald J. Edwards	750,000	1.6%
Philip A. Canfield(3)	14,288,889	30.8%
David A. Donnini(3)	14,288,889	30.8%
Aaron D. Cohen	—	—
Peter C. Aberg(2)	14,288,889	30.8%
Stuart A. Katz(2)	14,288,889	30.8%
Lance N. West(2)	14,288,889	30.8%
All directors and executive officers as a group (18 persons)(1),(2),(3),(4),(10)	46,400,000	100.0%

*	Represents less than 1%

(1)	Each of the principal stockholders holds ownership interests directly in Triad Holdings, LLC, or “Triad LLC,” and none of the principal stockholders hold any common stock of Triad Holdings directly. Triad Holdings is controlled by Triad LLC, which owns approximately 98.9% of the common stock of Triad Holdings directly. Amounts shown reflect the beneficial ownership of the principal stockholders in Triad Holdings through their ownership in Triad LLC. The ownership interests in Triad LLC consist of preferred units and common units. See “Certain Relationships and Related Transactions — Limited Liability Company Agreement of Triad Holdings, LLC” for more information.

(2)	Amounts shown reflect the aggregate interest held by MTGLQ Investors, L.P., which is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group”), and investment partnerships, of which affiliates of GS Group are the general partner or managing general partner. These investment partnerships, which we refer to as the “GS Funds” (together with MTGLQ Investors, L.P., the “GS Entities”), are GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. Each of Peter Aberg, Stuart Katz and Lance West is a managing director of Goldman, Sachs & Co., an affiliate of GS Group and the investment manager of certain of the GS Funds. Mr. Aberg, Mr. Katz, Mr. West, Goldman, Sachs & Co. and GS Group each disclaims beneficial ownership of the shares owned directly or indirectly by the GS Funds, except to the extent of their pecuniary interest therein, if any. Mr. Aberg, Mr. Katz, Mr. West and Goldman, Sachs & Co. each disclaims beneficial ownership of the shares owned by MTGLQ Investors, L.P., except to the extent of their pecuniary interest therein, if any. The shares are included five times in the table under the beneficial ownership of each of Mr. Aberg, Mr. Katz, Mr. West, the GS Entities and all directors and executive officers as a group. The address for each of these beneficial owners is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.

(3)	Amounts shown reflect the aggregate interest held by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., which we collectively refer to as the “GTCR Funds.” Messrs. Donnini and Canfield are each principals and/or members of GTCR Golder Rauner II, L.L.C. (“GTCR II”). GTCR II is the general partner of GTCR Co-Invest II, L.P. and GTCR Partners VIII, L.P., which is the general partner of GTCR Fund VIII, L.P. and GTCR Fund VIII/ B, L.P. Accordingly, Messrs. Donnini and Canfield may be deemed to beneficially own the shares owned by the GTCR Funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person and the GTCR Funds is c/o GTCR Golder Rauner, L.L.C., 6100 Sears Tower, Chicago, IL 60606. The shares are included four times in the table under the beneficial ownership of each of Mr. Canfield, Mr. Donnini, the GTCR Funds and all directors and executive officers as a group.

(4)	Amounts shown include shares owned through Hunter’s Glen/ Ford. Because Gerald J. Ford is one of two general partners of Hunter’s Glen/ Ford, and the sole stockholder of Ford Diamond Corporation, a Texas corporation, and the other general partner of Hunter’s Glen/ Ford, Gerald J. Ford is considered the beneficial owner of the shares of Triad owned by Hunter’s Glen/ Ford. The address of each such person is c/o Hunter’s Glen/ Ford Ltd., 200 Crescent Court, Suite 1350, Dallas, TX 75201.

(5)	Mr. Landy was terminated as President, Chief Executive Officer and Director effective July 29, 2005.

(6)	Represents options to acquire 70,000 shares of common stock of Triad Holdings Inc.

(7)	Represents options to acquire 50,000 shares of common stock of Triad Holdings Inc.

(8)	Represents options to acquire 40,000 shares of common stock of Triad Holdings Inc.

(9)	Represents options to acquire 70,000 shares of common stock of Triad Holdings Inc.

(10)	Includes options to acquire 400,000 shares of common stock of Triad Holdings Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      In connection with the Transactions, we entered into a unit purchase agreement, stockholders agreement, registration rights agreement, management agreement and stock purchase agreement and our principal stockholders entered into a limited liability company agreement, all as further described below.
Relationship with Ford Credit
      Prior to the Transactions, Triad was a wholly-owned subsidiary of Fairlane Credit LLC. Fairlane Credit is a wholly-owned subsidiary of Ford Credit. When we were a subsidiary of Ford Credit, we received financing support and technical and administrative advice and services from Ford Credit. At December 31, 2003 and 2004, we owed Ford Credit $1,603.5 million and $963.4 million, respectively, and made payments to Ford Credit of $919,000, $931,000 and $648,000 during the years ended December 31, 2004, 2003 and 2002, respectively.
Unit Purchase Agreement
      In connection with the closing of the Transactions, Triad Holdings, LLC, or “Triad LLC,” entered into a unit purchase agreement with the GTCR Funds, the GS Entities and Hunter’s Glen/ Ford pursuant to which the GTCR Funds, the GS Entities and Hunter’s Glen/ Ford acquired a strip of preferred units and common units of Triad LLC for an aggregate purchase price of $114.8 million.

Limited Liability Company Agreement of Triad Holdings, LLC
      Capitalization. Triad is indirectly controlled by Triad LLC. Triad LLC has authorized preferred units and common units under the terms of its limited liability company agreement. Each class of units represents a fractional part of the membership interests of Triad LLC.
      The preferred units of Triad LLC accrue dividends at a rate of 6% per annum, compounded annually. Upon any liquidation or other distribution by Triad LLC, holders of preferred units will be entitled to an amount equal to the original investment in such preferred units, plus any accrued and unpaid preferred yield, before any payments may be made to holders of common units. The common units represent the common equity of Triad LLC. After payment of (1) the accrued and unpaid preferred yield on the preferred units and (2) the return of the invested capital by the preferred unitholders, the holders of common units will be entitled to any remaining proceeds of any liquidation or other distribution by Triad LLC pro rata according to the number of common units held by such holder.
      The indenture governing the notes generally limits the ability of Triad to pay cash distributions to its equityholders, other than distributions in amounts approximately equal to the tax liability of members of Triad LLC, unless certain conditions are satisfied. Because Triad LLC’s only significant assets will be the equity securities of its subsidiaries, it likely will not have sufficient funds to make distributions to its members, other than quarterly tax distributions.
      Board of Managers. The board of managers generally has the exclusive authority to manage and control the business and affairs of Triad LLC. Under the terms of the limited liability company agreement, the board is initially composed of the following ten members:

•	three representatives designated by the GS Entities, who initially were Peter C. Aberg, Stuart A. Katz and Lance N. West;

•	three representatives designated by the GTCR Funds, who initially were Philip A. Canfield, David A. Donnini and David I. Trujillo;

•	three representatives designated by Hunter’s Glen/ Ford, who initially were Donald J. Edwards, J. Randy Staff and Carl B. Webb; and

•	the LLC’s chief executive officer, who initially was Gerald J. Ford.
      With respect to each of the foregoing equity sponsors (that is, the GS Entities, the GTCR Funds and Hunter’s Glen/ Ford), so long as it and its respective affiliates continue to hold at least 50%, 25% and one of the common units purchased by it and its affiliates under the unit purchase agreement, it will have the right to designate three, two and one representative(s) to the board of Triad LLC, respectively. However, if the GS Entities and their affiliates continue to hold at least 50% of the common units purchased by them and their affiliates under the unit purchase agreement, which we refer to as the “Goldman Common Units,” and the GTCR Funds and their affiliates no longer hold any of the common units purchased by them and their affiliates under the unit purchase agreement, which we refer to as the “GTCR Common Units,” then the GS Entities will have the right to designate one additional representative (for a total of four representatives) so long as the GS Entities and their affiliates continue to hold at least 50% of the Goldman Common Units. Similarly, if the GTCR Funds and their affiliates continue to hold at least 50% of the GTCR Common Units and the GS Entities and their affiliates no longer hold any Goldman Common Units, then GTCR will have the right to designate one additional representative (for a total of four representatives) so long as GTCR and its affiliates continue to hold at least 50% of the GTCR Common Units.
      Restrictions on Transfer. The limited liability company agreement provides for customary rights of first offer, tag-along rights, drag-along rights and other restrictions on transfer similar to those set forth in the stockholders agreement (described below under the caption “— Stockholders Agreement”).
      Buy/Sell Right. Upon a triggering event (defined below), Hunter’s Glen/ Ford will have the right to make a fully financed offer to purchase all of the units and other interests in Triad LLC from the other equity sponsors and their respective affiliates at a price specified by Hunter’s Glen/ Ford, which we refer to as “Buy/ Sell Right.” Upon exercise of the Buy/ Sell Right by Hunter’s Glen/ Ford, the other equity sponsors will each have the right to either accept Hunter’s Glen/ Ford’s offer and sell its units or elect to purchase the units and other interests of Triad LLC held by Hunter’s Glen/ Ford at the same price and on the same other customary terms as offered by Hunter’s Glen/ Ford. If both of the other equity sponsors elect to sell, then Hunter’s Glen/ Ford must purchase the units of the other equity sponsors and their respective affiliates. If both of the other equity sponsors elect to purchase the units of Hunter’s Glen/ Ford, then Hunter’s Glen/ Ford must sell its units to the other equity sponsors and their respective affiliates. If either of the other equity sponsors elects to sell and the other elects to purchase, then the other equity sponsor electing to purchase will have the right to decide whether to purchase both Hunter’s Glen/ Ford’s and the other equity sponsor’s entire interest in the Triad LLC or change its election and sell its interests to Hunter’s Glen/ Ford. A “triggering event” may occur if, without the prior written consent of Hunter’s Glen/ Ford, either the board of managers of Triad LLC or the other equity sponsors cause the management agreement (described below under the caption “— Management Agreement”) to be terminated other than for cause, fail to pay any amount owed to Hunter’s Glen/ Ford under the management agreement when due, remove Gerald J. Ford as chief executive officer of Triad LLC or as executive chairman of Triad Holdings other than for cause, or eliminate or materially reduce Hunter’s Glen/ Ford’s or Mr. Ford’s responsibilities with respect to Triad LLC or Triad Holdings other than for cause.
Stockholders Agreement
      Concurrently with the closing of the Transactions, Triad Holdings entered into a stockholders agreement with Triad LLC and James M. Landy. The stockholders agreement provides that:

•	the board of directors of Triad Holdings will have the same composition as the board of managers of Triad LLC described above plus one additional director who will be the chief executive officer of Triad Holdings;

•	the stockholders of Triad Holdings will have customary rights of first offer with respect to specified transfers of shares of Triad Holdings by other stockholders, which would allow the other stockholders to purchase a pro rata portion of the shares proposed to be transferred in proportion to the number of shares held by such other stockholders participating in such purchase on a fully diluted basis;

•	the stockholders of Triad Holdings, other than Triad LLC, will have customary tag-along rights with respect to specified transfers by Triad LLC of shares of Triad Holdings, which would enable them to transfer their shares on the same terms and conditions as Triad LLC;

•	Triad LLC will have drag-along rights with respect to Triad Holdings shares owned by the other stockholders of Triad Holdings, which would require the other stockholders to sell their units in connection with a sale of Triad Holdings that is approved by the board of directors of Triad Holdings and the board of managers of Triad LLC;

•	the stockholders of Triad Holdings will not transfer their shares of Triad Holdings without the prior written consent of Triad LLC, except as specified in the stockholders agreement; and

•	Triad Holdings must obtain the prior written consent of Triad LLC before taking specified actions.
Registration Rights Agreement
      Under the registration rights agreement entered into in connection with the closing of the Transactions, the holders of a majority of the Goldman registrable securities, the holders of a majority of the GTCR registrable securities and the holders of a majority of the Hunter’s Glen/ Ford registrable securities, each as defined in the registration rights agreement, each have the right at any time after an underwritten initial public offering of the common stock of Triad Holdings with gross proceeds of at least $50.0 million, subject to specified conditions, to request Triad Holdings or any subsidiary to register any or all of their securities under the Securities Act on Form S-1, which we refer to as a “long-form registration,” at the expense of Triad Holdings, or on Form S-2 or Form S-3, which we refer to as a “short-form registration,” at the expense of Triad Holdings provided that the aggregate offering value of registrable securities to be registered in a short-form registration must equal at least $10.0 million. Triad Holdings is not required, however, to effect any long-form registration within 90 days after the effective date of a previous long-form registration or a previous registration in which the holders of registrable securities were given the piggyback rights in the following sentence (without any reduction). At the expense of Triad Holdings, all holders of registrable securities are entitled to the inclusion of such securities in any registration statement used by Triad Holdings to register any offering of its equity securities (other than pursuant to a demand registration or in connection with an initial public offering of the common stock of Triad Holdings or a registration on Form S-4 or Form S-8). Each security holder of Triad Holdings will be a party to the registration rights agreement.
Management Agreement
      Under the management agreement among Triad, Triad LLC, Triad Holdings and Hunter’s Glen/Ford, Triad LLC and Triad engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of Triad as specified in the agreement and will provide Carl Webb and J. Randy Staff or similarly qualified individuals to furnish a portion of the services required by the management agreement. Mr. Ford’s responsibilities include setting corporate strategy, overseeing the performance of the chief executive officer of Triad and Triad Holdings, naming senior executives of Triad and Triad Holdings (other than the chief executive officer and chief financial officer, who will be named and approved by the boards of directors of Triad and Triad Holdings), and recommending compensation of such executives to the boards. The management agreement also contains standard indemnification provisions whereby Triad and Triad Holdings will indemnify Hunter’s Glen/Ford against specified claims relating to specified actions taken by Hunter’s Glen/Ford under the management agreement.
      We agreed to pay Hunter’s Glen/Ford a management fee of $1.5 million per annum for the services described above. This management fee is payable monthly in arrears on the last day of each month. The management fee is payable starting on the closing date of the Transactions, continuing during the service period of the management agreement and, upon termination of the service period for specified reasons (other than for cause), through the fifth anniversary of the closing of the Transactions or through the first anniversary of the termination of the service period, if later. If the service period is terminated by Triad LLC for cause, we will continue to pay the management fee through the first anniversary of the termination of the service period. Our obligation to pay the management fee will also cease upon a sale of Triad or Triad Holdings or upon the consummation of an underwritten initial public offering of the common stock of Triad Holdings with gross proceeds of at least $50.0 million. The service period will end on the earlier of (1) termination by Hunter’s Glen/Ford or Triad LLC upon at least 90 days prior notice and (2) upon a closing of the Buy/ Sell Right in which Hunter’s Glen/Ford sells all of its units in Triad LLC.
      The management agreement also provides for the purchase by Hunter’s Glen/Ford and its co-investors of common units of Triad LLC for a nominal purchase price, which we refer to as the “carried common units.” The carried common units will be subject to quarterly vesting over a five-year period. Upon the occurrence of a sale of Triad or Triad Holdings, the consummation of an underwritten initial public offering of the common stock of Triad Holdings with gross proceeds of at least $50.0 million or a termination of the service period for any reason (other than voluntary termination by Hunter’s Glen/Ford or a termination by Triad LLC for cause), all unvested carried common units will become vested. Upon a voluntary termination of the service period by Hunter’s Glen/Ford, all further vesting of unvested carried common units will cease and such units will be subject to repurchase by Triad LLC at their original cost. Upon termination of the service period by Triad LLC for cause, vesting will be accelerated by one year and all remaining unvested carried common units will cease vesting and will be subject to repurchase by Triad LLC at their original cost.
Stock Purchase Agreement
      On December 23, 2004, Triad Holdings and its wholly-owned subsidiary, Triad Acquisition Corp., entered into a stock purchase agreement pursuant to which Triad Acquisition Corp. agreed to acquire all of the outstanding capital stock of Triad Financial Corporation from Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. We refer to this transaction as the “Acquisition.” Triad Holdings and Triad Acquisition were newly formed holding companies beneficially owned by affiliates of Goldman, Sachs & Co., GTCR Golder Rauner, L.L.C. and Hunter’s Glen/ Ford.
      Under the terms of the stock purchase agreement, if a change in control of Triad Financial Corporation occurs during the 12-month period after the closing of the Acquisition, we will be required to pay an additional purchase price in the form of a change in control premium to Fairlane Credit LLC within 45 days after such change in control is consummated, the amount of which would be based upon the purchase price payable by the buyer in such change in control transaction.
      The stock purchase agreement also contains customary indemnification provisions. As provided in the stock purchase agreement, you are not entitled to rely on any of the provisions of the stock purchase agreement, including the representations and warranties contained in the stock purchase agreement.
Our New Warehouse and Residual Facilities
      As part of the Transactions, an affiliate of Goldman, Sachs & Co. and an affiliate of Citigroup each provided a warehouse lending facility and a residual facility to us. Affiliates of Goldman, Sachs & Co. and Citigroup also acted as the initial purchasers of the outstanding notes and affiliates of Goldman, Sachs & Co. are equity sponsors of our company. See “Principal Stockholders” for more information on our equity ownership.
      Through December 31, 2005, $7.7 million in fees were paid in connection with our warehouse and residual facilities to Goldman Sachs Mortgage Company. Interest expense for the period April 30, 2005 through December 31, 2005 of $12.1 million was also paid to Goldman Sachs Mortgage Company. Underwriting fees of $1.6 million were paid to Goldman, Sachs & Co., an affiliate of one of our equity investors, through December 31, 2005 in connection with the securitization notes issued in May 2005 and July 2005. In connection with the original notes offering, $3.3 million in fees were paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
Warehouse Facilities
      Each of the two warehouse facilities initially provided a maximum of $975.0 million of committed funding. Each warehouse facility maximum commitment will reduce to $750.0 million upon the earlier of (1) completion of our first term securitization and (2) 120 days after the closing date. The warehouse facility maximum commitment was reduced following our term securitization on May 26, 2005. The available amount of the commitment under each warehouse facility at any time will be reduced by the amount drawn on the related residual facility at such time.
      The borrower under each warehouse facility is a Special Purpose Entity or “SPE.” The contracts held by the warehouse SPE are separated into two pools, each securing a separate lender. Approximate parity in the warehouse loans must be maintained; the unpaid principal balance under one warehouse facility cannot differ by more than $40.0 million from the unpaid principal balance under the other warehouse facility. Each warehouse facility may be drawn daily in order to provide capital for origination of new contracts. Interest under the warehouse facilities accrues at a floating rate.
      The collateral of each warehouse facility includes the pool of contracts pledged on a first priority basis to the related lender, along with related assets and proceeds, including funds in accounts. Under each warehouse facility, the other lender receives a subordinated security interest in the collateral. In addition, the cash flows from the collateral on a warehouse facility are available to support repayment of the amounts owing to the applicable lender under its residual facility and the other lender’s warehouse and residual facilities.
      Triad provided a guarantee under each of the warehouse facilities equal to 10% of the amount outstanding on each facility at the time a guarantee is drawn, if at all. If Triad is required to fund any portion of a guarantee, Triad will be reimbursed for such payment prior to any required cross-collateralization payments to the lenders under any of the warehouse or residual facilities.
      Each warehouse facility has a borrowing base, which determines the maximum amount available to be borrowed. The advance rate used to establish each borrowing base, for contracts that are current or not more than 30 days delinquent, is the lower of (1) an agreed percentage of the face amount of the contracts and (2) the net amount of proceeds that is estimated to be receivable upon a securitization of those contracts. The advance rate decreases as the delinquency on the contracts increases.
      Collections on contracts in each warehouse facility are set aside in a collection account. On a monthly basis, these collections will be applied to pay interest and fees owing to the applicable warehouse lender, servicing fees, amounts owing on interest rate hedges, backup servicer expenses, and reduction of principal in an amount sufficient to maintain compliance with the borrowing base. If any amounts are unpaid under the applicable lender’s residual facility or the other lender’s warehouse facility or residual facility, those amounts will be paid to the extent of available remaining cash flow. The warehouse SPE will be entitled to retain, and to distribute to Triad, any remaining amounts.
      A warehouse facility cannot be drawn unless all conditions precedent are met. Material conditions include:

•	the amount outstanding on the warehouse facility after the draw cannot exceed the borrowing base under that warehouse facility;

•	no material adverse change; and

•	no default or event of default.
      Triad is the servicer for the warehouse facilities. Servicer termination events under the warehouse facilities include a change of control of Triad, a payment default or acceleration on other Triad debt and an event of default under the warehouse facility.
      Under the warehouse facilities, events of default, many of which are subject to grace periods, include:

•	failure to pay principal or interest when due;

•	breaches of representations, warranties and covenants;

•	a payment default under any of our other debt or securitizations or the acceleration of any other debt or any securitization;

•	a change of control;

•	a failure of the lenders to have a first priority perfected security interest in any material portion of the collateral;

•	any facility parity violation;

•	unsatisfied judgments against us in excess of $1.0 million;

•	a bankruptcy of warehouse borrower, servicer or residual borrower;

•	servicer termination;

•	failure to enter into a satisfactory interest rate hedge; and

•	a material adverse change.

      The warehouse facilities contain a covenant that no event of default or similar event relating to the delinquency rate or cumulative loss rate of the contracts relating to our term securitizations shall occur. The warehouse facilities also contain several financial covenants, including a minimum net worth requirement. Negative covenants of the warehouse facilities include restrictions on:

•	entering into any transaction that adversely affects the collateral or the lenders;

•	investments not in the ordinary course of business;

•	loans or other advances by borrower; and

•	selling a material portion of its contracts if, following such sale, the total outstanding principal amount would exceed the borrowing base, after giving effect to the application of proceeds from such sale.

Residual Facilities
      Each of the residual facilities provides a maximum of $125.0 million of funding. We established one SPE as the borrower under the residual facilities. The residual SPE acquired the residual interests in the term securitizations currently held by another SPE, which includes class B notes, certificates and the interests in the spread accounts. These residual interests are separated into two pools; each pool secures one of the residual lenders’ loans. Interest under each residual facility accrues at a margin over LIBOR. The interest margin increases as the amount outstanding under the residual facility, as a percentage of the borrowing base, increases. The interest margin under each residual facility is significantly higher than the interest margin under each warehouse facility.
      The advance rates under the residual facilities are an agreed upon percentage of the market value determined by the lenders for the subordinated note collateral, such as the Class B notes, and the other collateral, such as our other residual interests in securitizations. Subject to limited exceptions, the residual SPE is required to borrow equal amounts under each residual facility.
      The collateral of each residual facility includes the pool of residual assets pledged on a first priority basis to the related lender, along with related assets and proceeds, including funds in accounts. Under each residual facility, the other residual lender receives a subordinated security interest in the collateral. In addition, the cash flows from the collateral on a residual facility are available to support repayment of the amounts owing to the applicable lender under its warehouse facility and the other lender’s warehouse and residual facilities.
      Triad provided a guarantee under each of the residual facilities equal to 10% of the amount outstanding on each facility at the time a guarantee is drawn, if at all. If Triad is required to fund any portion of a guarantee, Triad will be reimbursed for such payment prior to any required cross-collateralization payments to the lenders under any of the warehouse or residual facilities.
      The residual SPE cannot draw on a residual facility unless all conditions precedent are met. Material conditions include:

•	compliance with the borrowing base;

•	no material adverse change; and

•	no default or event of default.
      Collections on residual interests in each residual facility will be set aside in a collection account. On a monthly basis, these collections will be applied to pay interest and fees owing to the applicable residual lender, and to reductions of principal in an amount sufficient to maintain compliance with the borrowing base. If any amounts are unpaid under the applicable lender’s warehouse facility or the other lender’s residual facility or warehouse facility, those amounts will be paid to the extent of available remaining cash flow. The residual SPE will be entitled to retain, and to distribute to Triad, any remaining amounts.

      Under the residual facilities, events of default, many of which are subject to grace periods, include:

•	failure to pay principal or interest when due;

•	breach of a covenant or term;

•	any false representation or warranty;

•	impermissible liens on the collateral;

•	the bankruptcy of Triad or an affiliate;

•	the lender ceasing to have a first priority perfected security interest;

•	a payment default under any of our other debt or securitizations or the acceleration of any other debt or any securitization;

•	a material adverse change;

•	a servicer default; and

•	a change of control.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for fiscal 2005 and 2004 and fees billed for audit-related services, tax services and all other services rendered to the Company by PricewaterhouseCoopers LLP for fiscal 2005 and 2004.

	2005	2004

	(Dollars in thousands)
Audit Fees	$468,500	$323,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	454,750	109,500
      The Audit Committee has established a policy to pre-approve all audit and non-audit services performed by the independent registered public accounting firm (“independent auditor”) in order to assure that the provision of such services does not impair the auditor’s independence. Based on the information presented to the Audit Committee by PricewaterhouseCoopers LLP and the Company’s management, the Audit Committee has pre-approved defined audit, audit-related, tax and other services for fiscal year 2005 up to specific cost levels. Any proposed services exceeding pre-approved cost levels require specific pre- approval by the Audit Committee. The policy provides that the Audit Committee review, at each regularly scheduled meeting, a report summarizing the services provided by the independent auditor and all fees relating thereto. The policy also prohibits the independent auditor from providing services that are prohibited under the Sarbanes-Oxley Act of 2002.
      All fees reported under the headings Audit-Related Fees, Tax Fees, and All Other Fees for 2005 were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Accordingly, none of these fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/ A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
3.1	Second Amended and Restated Articles of Incorporation of Triad Financial Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on June 10, 2002 (File No. 333-90130)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman.*†
10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/ Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
31.1	Certification of Chief Executive Officer (Section 302 Certification).†
31.2	Certification of Principal Financial Officer (Section 302 Certification).†
32.	Certification of Periodic Financial Report (Section 906 Certification).†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
      Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
Date: March 31, 2006

/s/ CARL B. WEBB

Carl B. Webb
President & Chief Executive Officer
Date: March 31, 2006

/s/ MIKE L. WILHELMS

Mike L. Wilhelms
Senior Vice President & Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Carl B. Webb Carl B. Webb	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2006

/s/ Mike L. Wilhelms Mike L. Wilhelms	Senior Vice President and Chief Financial Officer (principal financial officer)	March 31, 2006

/s/ Peter C. Aberg Peter C. Aberg	Director	March 31, 2006

/s/ Philip A. Canfield Philip A. Canfield	Director	March 31, 2006

/s/ David A. Donnini David A. Donnini	Director	March 31, 2006

/s/ Donald J. Edwards Donald J. Edwards	Director	March 31, 2006

/s/ Gerald J. Ford Gerald J. Ford	Director	March 31, 2006

/s/ Stuart A. Katz Stuart A. Katz	Director	March 31, 2006

/s/ J. Randy Staff J. Randy Staff	Director	March 31, 2006

/s/ Aaron D. Cohen Aaron D. Cohen	Director	March 31, 2006

/s/ Jeffrey O. Butcher Jeffrey O. Butcher	Corporate Controller (principal accounting officer)	March 31, 2006

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
3.1	Second Amended and Restated Articles of Incorporation of Triad Financial Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on June 10, 2002 (File No. 333-90130)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman.*†
10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/ Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
31.1	Certification of Chief Executive Officer (Section 302 Certification).†
31.2	Certification of Principal Financial Officer (Section 302 Certification).†
32	Certification of Periodic Financial Report (Section 906 Certification).†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.