Form 10-Q
period 2006-03-31
TRIAD FINANCIAL CORP
filed 2006-05-12
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 333-126538

TRIAD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California (State of Incorporation)	33-0356705 (IRS Employer Identification No)

7711 Center Avenue, Suite 100 Huntington Beach, California (Address of principal executive offices)	92647 (Zip Code)
(714) 373-8300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of May 10, 2006, the registrant had 9,069 shares of common stock outstanding, all of which were owned by the registrant’s parent, Triad Holdings Inc.

TRIAD FINANCIAL CORPORATION
INDEX TO FORM 10-Q

TRIAD FINANCIAL CORPORATION
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this Quarterly Report, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the company or the Management, are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include, but are not limited to:
•	our ability to make payments of principal and interest on, or refinance, our substantial indebtedness;

•	our reliance on our warehouse facilities, residual facilities, securitization program and credit enhancement arrangements;

•	our ability to generate significant amounts of cash to service our debt and fund our operations;

•	loss of contractual servicing rights;

•	our exposure to the risk of increases in defaults and prepayments of contracts purchased and held by us prior to their securitization and the subsequent performance of receivables held in securitization trusts;

•	changes in the delinquency, default and loss rates on the receivables included in each securitization trust;

•	failure to implement our business strategy;

•	the high degree of risk associated with non-prime borrowers;

•	general economic conditions, including wholesale auction values and interest rates;

•	our ability to successfully compete in our industry; and

•	our ability to maintain the material licenses and permits required for our operations.
     Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	Successor	Successor
	March 31, 2006	December 31, 2005
	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,145	$45,295
Cash — restricted	199,909	153,231
Finance receivables held for investment, net	3,036,849	2,596,809
Retained interest in securitized assets	174,767	216,952
Accounts receivable	34,387	31,438
Fixed assets, net of accumulated depreciation of $7,707 in 2006 and $5,554 in 2005	18,056	16,733
Collateral held for resale	7,668	8,158
Capitalized financing costs, net of accumulated amortization of $9,916 in 2006 and $6,851 in 2005	20,034	20,263
Deferred tax asset, net	13,472	13,076
Goodwill	30,446	30,446
Other assets	6,876	5,755

Total assets	$3,579,609	$3,138,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Revolving credit facilities	$795,040	$935,848
Due to Ford Motor Credit Company	36,832	52,323
Securitization notes payable	2,170,047	1,572,268
Senior notes payable	149,100	149,079
Taxes payable	—	6,923
Other liabilities	64,428	64,883

Total liabilities	3,215,447	2,781,324

Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at March 31, 2006 and December 31, 2005	—	—
Additional paid in capital	345,000	345,000
Retained earnings	16,541	9,983
Accumulated other comprehensive income	2,621	1,849

Total stockholders’ equity	364,162	356,832

Total liabilities and stockholders’ equity	$3,579,609	$3,138,156

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)

Financing and other interest income	$110,601	$94,603
Interest expense	39,904	15,606

Net interest margin	70,697	78,997

Provision for credit losses	42,532	—

Net interest margin after provision for credit losses	28,165	78,997

Securitization and servicing income	7,303	12,863
Other income	7,529	12,775

Total other revenues	14,832	25,638

Operating expenses	32,229	30,063
Other expenses	—	21,751

Total expenses	32,229	51,814

Income before income taxes	10,768	52,821
Provision for income taxes	4,210	19,919

Net income	$6,558	$32,902

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Successor	Predecessor

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$6,558	$32,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchases of finance receivables held for sale	—	(477,993)
Collections on finance receivables held for sale	—	172,106
Depreciation and amortization	5,239	2,060
Provision for credit losses	42,532	—
Deferred income tax (benefit) expense	(900)	(3,876)
Accretion of present value discount	(8,171)	(16,786)
Amortization of purchase premium	20,862	—
Impairment charges on retained interest on securitizations	—	369
Changes in operating assets and liabilities
Accounts receivable	(2,949)	(4,336)
Other assets	(1,121)	(10,081)
Accounts payable and accrued expenses	(454)	(8,758)
Current tax liability	(6,923)	23,801

Net cash provided by (used in) operating activities	54,673	(290,592)

Cash flows from investing activities
Distributions from gain on sale trusts	51,632	56,071
Repurchases from gain on sale trusts	(44,985)	—
Purchases of finance receivables held for investment	(741,738)	—
Collections on finance receivables held for investment	283,779	13,033
Change in restricted cash	(46,678)	—
Purchases of fixed assets	(3,477)	(1,136)

Net cash (used in) provided by investing activities	(501,467)	67,968

Cash flows from financing activities
Net change in warehouse credit facilities	(146,808)	—
Net change in residual credit facilities	6,000	—
Net change in due to Ford Motor Credit Company	(15,491)	220,822
Issuance of securitization notes	822,426	—
Payment on securitization notes	(224,647)	—
Capitalized finance costs	(2,836)	—

Net cash provided by financing activities	438,644	220,822

Net decrease in cash and cash equivalents	(8,150)	(1,802)

Cash and cash equivalents
Beginning of period	45,295	25,784

End of period	$37,145	$23,982

Non-cash Activity
Transfer of finance receivables from held for sale to held for investment	$—	$21,683

Supplemental Disclosure
Interest paid	$39,357	$—

Income taxes paid	$12,248	$—

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
     On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation. Triad Holdings Inc. is beneficially owned by Hunter’s Glen/Ford Ltd, affiliates of Goldman, Sachs & Co., and GTCR Golder Rauner, L.L.C.
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
     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for interim periods. Results for interim periods should not be considered indicative of results for a full year.
     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
  Cash Equivalents
     Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
  Restricted Cash
     Cash pledged to support securitization transactions and warehouse loan facilities is deposited into restricted accounts and recorded on the Company’s consolidated balance sheets as restricted cash.
  Finance Receivables
     Finance receivables are classified as held for investment and carried at amortized cost, net of allowance for credit losses, as the Company has the ability and intent to hold these receivables until maturity. In connection with the Acquisition, the carrying value of our finance receivables owned as of the Acquisition (“Predecessor Finance Receivables Held For Investment”) was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk. Financing income for Predecessor Finance Receivables Held For Investment is recognized using the effective yield method based on expected cash flows. Financing income on Predecessor Finance Receivables Held For Investment includes interest income recognized using the interest method based on a contractual cash flows and is net of premium amortization. Financing income for finance receivables originated and purchased subsequent to the acquisition is recognized using the interest method based on contractual cash flows. The accrual of financing income is suspended on accounts when they are deemed impaired. Accounts are generally deemed impaired when they are 30 days past due. We generally recognize interest income on impaired contracts on a cash basis when received. Premiums and discounts, including purchase accounting fair value adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination costs are deferred and amortized to financing income over the estimated life of the related receivables.
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
  Sale of Receivables
     In May 2005, July 2005 and January 2006, the Company executed securitization transactions that were accounted for as secured financings in accordance with GAAP. These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables were sold in 2006 or 2005.
     Prior to April 30, 2005, finance receivables were sold in securitization transactions that were accounted for as sales of finance receivables under GAAP. These transaction structures involved the Company surrendering control over these assets by selling finance receivables to off-balance sheet securitization entities. The securitization entities issued interest-bearing securities collateralized by future collections on the sold receivables.
     Estimated gains or losses from the sale of finance receivables were recognized in the period in which the sale occurred. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool was allocated between the portion sold and the portion retained based on their relative fair values at the date of sale. The Company retained certain interests in the sold receivables. These retained interests included subordinated certificates, restricted cash and interest-only strips held for the benefit of securitization entities. These retained interests are classified as securities available for sale and are reported at fair value. If there is a decline in fair value and it is judged to be other than temporary, the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. If there is a change in fair value and it is judged to be temporary, the securities are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholders’ equity. In securitization transactions accounted for as a sale of receivables, the Company retains the servicing rights and receives a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing rights, no servicing asset or liability is recorded and the fee is recognized as collected over the remaining term of the related sold finance receivables.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
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
  Charge-Off Policy
     Our policy is to charge off owned receivables in the month in which the borrowers become 120 days contractually delinquent if we have not previously repossessed the related vehicle. If a vehicle has been repossessed, and the underlying contract is an owned receivable, we charge off the underlying receivable upon repossession, taking into account the estimated value of our collateral, with a reconciliation upon liquidation. For sold receivables, the debt is charged off upon liquidation of the collateral. The net charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest on our owned receivables. Accrual of finance charge income is suspended on accounts that are more than 30 days contractually delinquent.
  Derivative Financial Instruments
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate swap agreements outstanding are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Fair value is calculated using current market rates for similar instruments with the same remaining maturities.
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
     Depreciation expense totaled $2.2 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
  Goodwill
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company reviews its goodwill for impairment annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s only reporting unit to its fair value.
  Income Taxes
     The Corporation accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” resulting in two components of income tax expense; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.
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
  Use of Estimates
     The preparation of the financial statements, in conformity with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. The primary estimates inherent within these financial statements include the market value adjustments recorded in connection with purchase accounting, the allowance for credit losses and the fair value of retained interests in securitized assets.
3. Finance Receivables
     Finance receivables at March 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)

Predecessor finance receivables held for investment, net	$1,276,727	$1,468,410
Finance receivables repurchased from gain on sale trusts, net	29,209	—

Finance receivables held for investment	1,804,425	1,174,775
Premiums (discounts)	(5,050)	(4,701)
Deferred costs, net	14,500	9,584
Allowance for credit losses	(82,962)	(51,259)

Finance receivables held for investment, net	1,730,913	1,128,399

Finance receivables, net	$3,036,849	$2,596,809

     There were no write-downs to market value charged to earnings for the three months ended March 31, 2006. The amount of write-downs to market value charged to earnings and reflected in other expenses totaled $21.8 million for the three months ended March 31, 2005.
     The aggregate unpaid principal balances of finance receivables more than 60 days past due were $26.7 million at March 31, 2006 and $44.1 million at December 31, 2005.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     The activity in the predecessor finance receivables held for investment for the three months ended March 31, 2006 is summarized as follows:

	Successor
	Contractual	Accretable	Nonaccretable
	Payments	Discount	Discount	Total
	(Dollars in thousands)

Balance, December 31, 2005	$2,220,192	$(227,072)	$(524,710)	$1,468,410
Interest income	(58,250)	37,982	—	(20,268)
Charge-offs	(19,518)	—	19,518	—
Change in contractual payments	(217,363)	(23,049)	68,997	(171,415)

Balance, March 31, 2006	$1,925,061	$(212,139)	$(436,195)	$1,276,727

4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Successor	Predecessor

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$51,259	$16,081
Provision for credit losses	42,532	—
Charge-offs	(11,296)	(6,032)
Recoveries	467	4,763

Balance, end of period	$82,962	$14,812

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
     The carrying value of Predecessor Finance Receivables Held For Investment were adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
5. Sales of Receivables
  Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Successor	Predecessor

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$1,130,352	$2,082,102
Called receivables	(45,632)	—
Collections and write-offs	(166,842)	(278,082)

Balance, end of period	$917,878	$1,804,020

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $14.9 million at March 31, 2006 and $37.2 million at December 31, 2005. Credit losses, net of recoveries, totaled $17.5 million and $40.3 million for the three months ended March 31, 2006 and 2005, respectively.
  Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at March 31, 2006 and December 31, 2005 are summarized as follows:

	Successor	Successor
	2006	2005
	(Dollars in thousands)

Restricted cash held for the benefit of securitizations	70,938	80,298
Overcollateralization	118,162	150,283
Interest-only	(14,333)	(13,629)

Retained interest in securitized assets	$174,767	$216,952

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
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. Prior to April 30, 2005, distributions related to our retained interests were also accrued and included in accounts receivable. The amount of accounts receivable representing receivables from securitization trusts totaled $8.2 million at March 31, 2006 and $25.4 million at March 31, 2005. Subsequent to April 29, 2005, distributions related to our retained interest are recorded as received.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     The activity in the retained interest in securitized assets for the periods ended March 31, 2006 and 2005 are summarized as follows:

	Subordinated	Restricted	Over-	Interest-
	Certificates	Cash	Collateralization	Only	Total
	(Dollars in thousands)

(Successor, Note 1)
Balance, December 31, 2005	$—	$80,298	$150,283	$(13,629)	$216,952
Distributions	—	(9,360)	(32,121)	(10,151)	(51,632)
Residual interest income	—	—	—	8,171	8,171
Impairment charge	—	—	—	—	—
Unrealized gains (losses)	—	—	—	1,276	1,276

Balance, March 31, 2006	$—	$70,938	$118,162	$(14,333)	$174,767

(Predecessor, Note 1)
Balance, December 31, 2004	$26,934	$82,225	$254,445	$(8,523)	$355,081
Distributions	(16,849)	(1,893)	(21,759)	(15,570)	(56,071)
Residual interest income	—	—	—	16,786	16,786
Impairment charge	—	—	—	(369)	(369)
Unrealized gains (losses)	—	—	—	(5,160)	(5,160)

Balance, March 31, 2005	$10,085	$80,332	$232,686	$(12,836)	$310,267

     At March 31, 2006, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.55 to 1.70 and an expected cumulative lifetime loss of 11.0% to 14.0%.
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
  Securitization and Servicing Income
     The activity in income related to the sales of receivables reported for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Successor	Predecessor

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)

Servicing fee income	$7,303	$13,232
Impairment charge on retained interest in securitized assets	—	(369)

Securitization and servicing income, net	$7,303	$12,863

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at March 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)

Warehouse loan facilities	$684,040	$830,848
Residual loan facilities	111,000	105,000

Total revolving credit facilities	$795,040	$935,848

     Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at March 31, 2006 are summarized as follows:

	Facility	Advances	Collateral
	Amount	Outstanding	Pledged
	(Dollars in thousands)

Warehouse loan facility, due April 2007(a)	$625,000	$340,952	$379,644
Residual loan facility, due April 2007(a)	125,000	55,500	218,815
Warehouse loan facility, due October 2007	625,000	343,088	382,301
Residual loan facility, due October 2007	125,000	55,500	218,815

(a)	Warehouse and residual loan facilities provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.
     Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million. Each of our warehouse and residual loan facilities bear interest at a floating rate. At March 31, 2006, the interest rate on our two warehouse loan facilities was 5.33% and the interest rate on our two residual loan facilities was 7.38%.
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
     The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2006, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.
     Capitalized financing costs with an unamortized balance of $9.4 million at March 31, 2006 are being amortized over the contractual terms of the warehouse and residual loan facilities. Capitalized financing costs include $5.6 million in remaining unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the three months ended March 31, 2006 includes $3.0 million of expense incurred to Goldman Sachs Mortgage Company.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
7. Due to Ford Motor Credit Company
     Amounts due to Ford Credit at March 31, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)

Note payable	$36,832	$52,323

     The Company’s note payable to Ford Credit is subject to a maximum borrowing amount pursuant to the Loan and Security Agreement based on a percentage of unpaid principal balance of certain acquired receivables securing the note. This agreement also provides that the entire remaining amount payable under the note is immediately due and payable when the unpaid principal balance of these receivables securing the note is less than $15 million. At March 31, 2006, the interest rate on the note payable was 6.00% and the unpaid principal balance of acquired receivables securing the note was $37.2 million.
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
     The effect of transactions with Ford Credit included in the Company’s income statements for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Successor	Predecessor

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)

Interest expense	$622	$15,606
Gain on interest rate swap agreement	—	9,582
8. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at March 31, 2006 are summarized as follows:

		Original
		Weighted
		Average
	Original	Fixed	Finance
Transaction	Note	Interest	Receivables	Note
	Amount	Rate	Pledged	Balance
	(Dollars in thousands)

2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$814,830	$736,284
2005-B, due April 12, 2013(a)	$905,303	4.32%	$730,251	$658,909
2006-A, due April 12, 2013(a)	$822,500	4.88%	$838,148	$774,854

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
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
     Capitalized financing costs with an unamortized balance of $5.6 million at March 31, 2006 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.3 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceeded certain targets, the specified credit enhancement levels would be increased by increasing the required spread account level.
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements.
9. Senior Notes Payable
     On April 29, 2005, Triad Acquisition Corp. issued $150.0 million of Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, to certain accredited investors pursuant to Rule 501 under the Securities Act, and to non-U.S. persons in reliance on Regulation S under the Securities Act. The Notes also included a registration rights agreement requiring the Company to file a registration statement within 90 days after the issue of the notes, to use commercially reasonable efforts to cause the registration statement to become effective under the Securities Act within 210 days after the issue date of the notes and to use commercially reasonable efforts to consummate an exchange offer within 40 business days after the effective date of the registration statement. The Exchange offer was consummated on January 9, 2006. In connection with the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation.
     The Notes have a stated coupon of 11.125% and were issued at a discount to yield 11.25%. The Notes mature on May 1, 2013 but can be redeemed, in whole or in part, on or after May 1, 2010, at specified redemption prices, and on or after May 1, 2012, at par value.
     Capitalized financing costs with an unamortized balance of $5.0 million at March 31, 2006 are being amortized over the contractual term of the notes. Capitalized financing costs include $3.7 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
10. Income Taxes
     The provision for income taxes and the reconciliation between the federal statutory income tax rate and the effective income tax rate for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Successor	Predecessor

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)
Current:
Federal	$4,362	$21,323
State	748	2,472

Total current expense	5,110	23,795
Deferred:
Federal	(801)	(3,598)
State	(99)	(278)

Total deferred expense (benefit)	(900)	(3,876)

Total:
Federal	3,561	17,725
State	649	2,194

Provision for income taxes	$4,210	$19,919

Expected federal income tax at 35%	$3,769	$18,487
State taxes, net of federal tax	420	1,426
Other	21	6

Provision for income taxes	$4,210	$19,919

Effective income tax rate	39.1%	37.7%

11. Derivative Financial Instruments
     At March 31, 2006, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $735.5 million. The fair value of these agreements at March 31, 2006 was a net gain of $3.3 million and is included in other assets. Other income for the three months ended March 31, 2006 and 2005 included $2.0 million and $9.6 million, respectively, in gains on our interest rate risk swap agreements. Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements during the period April 30, 2005 through December 31, 2005. There were no interest rate swap agreements with external third parties prior to April 30, 2005.
12. Commitments and Contingencies
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at March 31, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Under the management agreement among the Company, Triad Holdings LLC (98.9% owner of Triad Holdings Inc.), Triad Holdings Inc. and Hunter’s Glen/Ford Ltd., Triad LLC and the Company engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of the Company as specified in the agreement and will provide Carl B. Webb and J. Randy Staff, or similarly qualified individuals, to furnish a portion of the services required by the management agreement. We agreed to pay Hunter’s Glen/Ford a management fee of $1.5 million per annum for the services described above.
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations totaled $1.6 million and $1.1 million, for the three months ended March 31, 2006 and 2005, respectively.
     Future minimum rental commitments under all noncancellable leases at March 31, 2006 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2006	$2,611
2007	$3,482
2008	$2,001
2009	$1,704
2010	$1,704
2011 and thereafter	$3,266
13. Other Comprehensive Income
     The unrealized gains (losses) on retained interest in securitized assets are summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$1,745	(1,173)
Net reclassification into earnings	(469)	(3,987)

	$(1,276)	$(5,160)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our historical consolidated financial statements covers periods before the consummation of the Acquisition. From June 1999 through April 29, 2005, the Company was a wholly owned subsidiary of Fairlane Credit, LLC, a wholly owned subsidiary of Ford Motor Credit Company (“Ford Credit”). On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation.
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
     The statements in the discussion and analysis regarding our expectations regarding the performance of our business, our liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.
General
     Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of automobile installment contracts. We purchase auto finance contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the acquisition and origination of receivables, we rely upon lines of credit and warehouse and residual credit facilities. Prior to the Acquisition, we relied upon lines of credit, including advances from Ford Credit since we were acquired by a subsidiary of Ford Motor Company in June 1999. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we completed eight securitizations of auto receivables. With the exception of our most recent January 2006, July 2005, and May 2005 transactions, all of our securitizations have been accounted for as sales in accordance with GAAP.
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
Critical Accounting Policies and Use of Estimates
     Critical accounting policies and use of estimates are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K and there have been no material changes noted.
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
Components of Revenues and Expenses
     Most of our revenues are generated from the purchase, origination, retention, subsequent securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate. Our income related to sale of receivables includes (1) the gain-on-sales of receivables sold to Trusts in securitization transactions, (2) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts, (3) the supplemental servicing fee income we receive from servicing the receivables in those Trusts, (4) residual interest income on the retained interest in securitized assets we retain from securitization transactions accounted for as sales, and (5) interest income received with respect to notes we retain from securitization transactions accounted for as sales. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance, referral fees received from other lenders and payment convenience fees.
     Our costs and expenses consist of interest expense, operating expenses, provision for credit losses, other expenses and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our purchase and origination of receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment. Other expenses represent any write-downs to market on our held for sale receivables.
Results of Operations
  Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005
     Our net income was $6.6 million for the three months ended March 31, 2006, compared to $32.9 million for 2005. The decrease in net income was primarily due to lower net interest margin, securitization and servicing income and other income combined with a higher provision for credit losses and partially offset by lower other expenses.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Held for sale	N/A	$1,751,281
Held for investment	2,862,421	149,866

Average owned finance receivables, carrying value	$2,862,421	$1,901,147

     Average owned finance receivables increased by 50.6% for the three months ended March 31, 2006 as compared to 2005. This increase was primarily attributable to a change in how we account for securitization transactions. In March 2004, we securitized $736.5 million of receivables that met the criteria for a sale of receivables. Beginning with our May 2005 securitization transaction, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. We purchased and originated $737.2 million of auto contracts during the first three months of 2006, compared to $475.9 million during same period last year. This increase was primarily due to a higher level of originations in our dealer channel.
     The average new contract size was $18,517 for the three months ended March 31, 2006, compared to $17,746 for 2005. The average annual percentage rate on contracts purchased and originated was 17.5% and 16.1% during the three months ended March 31, 2006 and 2005, respectively.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Financing income	$100,555	$77,344
Other interest income	10,046	17,259
Interest expense	(39,904)	(15,606)

Net interest margin	$70,697	$78,997

Annualized financing income as a percentage of average owned finance receivables	14.1%	16.3%

     The 10.5% decrease in net interest margin for the three months ended March 31, 2006 as compared to 2005 was due to an increase in interest expense combined with a decrease in other interest income partially offset by an increase in financing income. Net interest margin was reduced by $20.9 million of premium amortization for the three months ended March 31, 2006 related to our Predecessor Finance Receivables Held For Investment.

     The increase in financing income was due to an increase in average owned receivables partially offset by a decrease in yield on our receivables. The increase in average owned receivables was largely attributable to the continued build-up of our portfolio subsequent to our March 2004 securitization transaction that met the criteria for a sale of receivables. The decrease in our average yield on receivables to 14.1% for the three months ended March 31, 2006 from 16.3% in 2005, was primarily due to premium amortization reflecting the impact of adjusting predecessor finance receivables held for investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $20.9 million of premium amortization for the first three months ended March 31, 2006 related to these receivables. Excluding the $20.9 million of premium amortization, the average yield on receivables for the three months ended March 31, 2006 would be 17.0%.
     Other interest income decreased to $10.0 million for the three months ended March 31, 2006, compared to $17.3 million for 2005. This decrease was mainly due to a decrease in residual interest income and interest received from retained notes caused by lower retained interest in securitized asset balances.
     The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds increased to 6.3% for the three months ended March 31, 2006, as compared to 3.7% for the three months ended March 31, 2005, due to both higher interest rates and higher-cost forms of borrowing, including our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Average debt outstanding was $2,542.6 million and $1,699.7 million for the three months ended March 31, 2006 and 2005, respectively.
  Provision for Credit Losses
     Our provision for credit losses was $42.5 million for the three months ended March 31, 2006. Our provision for credit losses increased significantly as a result of the change in accounting for our securitization transactions from sales of receivables to secured financings as we generally begin recording a provision for credit losses upon the origination and purchase of each contract. As a result of this change, our finance receivables are classified as held for investment with an allowance for credit losses maintained at a level adequate to cover probable losses related to impaired receivables originated subsequent to April 29, 2005.
  Securitization and Servicing Income
     Securitization and servicing income is summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Servicing fee income	$7,303	13,232
Impairment charge on retained interest	—	(369)

Securitization and servicing income	$7,303	$12,863

     Securitization and servicing income decreased to $7.3 million for the three months ended March 31, 2006, compared to $12.9 million for the three months ended March 31, 2005. Securitization and servicing income represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in securitization and servicing income for the three months ended March 31, 2006 as compared to 2005 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances.

  Other Income
     Other income is summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Customer fees	$5,071	$2,810
Gains on interest rate swap agreements	1,991	9,582
Other	467	383

Other income	$7,529	$12,775

     Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap and warranty insurance policies and payment convenience fees, and gains and losses on our interest rate swap agreements. Excluding gains on interest rate swap agreements, the increase in other income for the three months ended March 31, 2006 as compared to 2005 was primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.
  Expenses
     Operating expenses were $32.2 million for the three months ended March 31, 2006, compared to $30.1 million for the three months ended March 31, 2005. Annualized operating expenses as a percentage of average total managed receivables slightly increased to 3.3% for the three months ended March 31, 2006 as compared to 3.2% for the same period last year. The $2.1 million increase in operating expenses for the three months ended March 31, 2006 as compared to 2005 was due to increased servicing costs related to portfolio growth and maintaining lower account to collector ratios, combined with higher costs associated with increased application volume, higher compensation and benefits expense and higher outside contractor fees. These increases were partially offset by $3.2 million in repossession and remarketing expenses that are no longer classified as operating expenses. Subsequent to April 29, 2005, these repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather as a component of credit losses on charged-off receivable balances.
     Other expenses were $21.8 million for the three months ended March 31, 2005. Prior to April 30, 2005, other expenses represented write-downs to market value on loans that no longer met our securitization and sale criteria and that were subsequently transferred from our held for sale portfolio to our held for investment portfolio. In connection with our April 29, 2005 acquisition, all finance receivables were classified as held for investment as we have the ability and intent to hold these receivables until maturity.
  Income Taxes
     Income tax expense was $4.2 million for the three months ended March 31, 2006, as compared to $19.9 million in 2005. Our effective income tax rate was 39.1% and 37.7% for the three months ended March 31, 2006 and 2005, respectively. The rate differential was due to an increase in the state tax rate as a result of the Acquisition.
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
     The following table presents certain data related to our owned finance receivables:

	At March 31,	At December 31,
	2006	2005
	(Dollars in thousands)

Predecessor finance receivables held for investment, net	$1,276,727	$1,468,410
Finance receivables repurchased from gain on sale trusts	29,209	—
Owned finance receivables held for investment	1,804,425	1,174,775
Allowance for credit losses	(82,962)	(51,259)

Owned finance receivables held for investment, net of allowance	1,721,463	1,123,516

Allowance for credit losses as a percentage of receivables	4.6%	4.4%
Total owned finance receivables, net	$3,027,399	$2,591,926

     The increase in the allowance for credit losses as a percentage of receivables at March 31, 2006 as compared to December 31, 2005 was due to the continued aging of our owned finance receivables held for investment.
     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At March 31,		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$119,571	3.8%	$155,009	5.7%
Greater than 60 days	26,669	0.8	44,079	1.6

	146,240	4.6	199,088	7.3
In repossession	7,668	0.2	8,158	0.3

	$153,908	4.8%	$207,246	7.6%

     Delinquencies in our receivables portfolio may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were lower at March 31, 2006 as compared to December 31, 2005, due to normal seasonal delinquency trends.
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

     Payment extensions as a percentage of owned finance receivables outstanding is summarized as follows:

	At March 31,	At December 31,
	2006	2005

	Percent	Percent
Never extended	88.7%	89.1%
Extended:
1-2 times	10.9%	10.6%
3-4 times	0.4%	0.3%

Total extended	11.3%	10.9%

Total	100.0%	100.0%

     Payment extensions as a percentage of total owned finance receivables increased to 11.3% at March 31, 2006 compared with 10.9% at December 31, 2005, mainly driven by an increase in 1-2 times payment extensions which increased to 10.9% at March 31, 2006 as compared to 10.6% at December 31, 2005. The slight increase in payment extensions is due to the continued aging of our portfolio combined with the repurchase of receivables from one of our gain on sale trusts during the first quarter of 2006. These repurchased receivables represent loans originated during 2001 and 2002 and have higher overall extension levels.
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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Repossession charge-offs	$50,667	$29,118
Less: Recoveries	(34,762)	(21,351)
Mandatory charge-offs(1)	15,584	8,624

Net charge-offs	$31,489	$16,391

Annualized net charge-offs as a percentage of average total owned receivables outstanding	4.4%	3.5%
Recoveries as a percentage of charge-offs	52.5%	56.6%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at the time of charge-off.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age or seasoning of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables to 4.4% for the three months ended March 31, 2006, as compared to 3.5% for the three months ended March 31, 2005 was primarily due to $3.9 million of repossession and remarketing expenses included as a component of credit losses during the first quarter of 2006. The decrease in recoveries as a percentage of charge-offs during the first quarter of 2006 was primarily attributable to the inclusion of repossession and remarketing expenses as a component of credit losses during 2006.

  Other Comprehensive Income
     The unrealized gains (losses) on retained interest in securitized assets are summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Unrealized holding gains (losses) on available for sale securities	$1,745	(1,173)
Net reclassification into earnings	(469)	(3,987)

	$(1,276)	$(5,160)

     The unrealized holding gains or (losses) of $1.7 million and ($1.2) million during the first quarter of 2006 and 2005, respectively, were primarily the result of timing differences associated with cash flow distributions from the gain on sale trusts.
     Net unrealized gains of $469,000 and $4.0 million were reclassified into earnings during the first quarter of 2006 and 2005, respectively, representing the recognition of previously deferred gains on our retained interests.
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
     We use this information to analyze trends in the components of the profitability of our total managed receivables portfolio. Analysis of this data on a total managed basis helps us to determine which origination channels and finance products are most profitable, guide us in making pricing decisions for finance products and indicates if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, total managed information facilitates comparisons of our results with other finance companies that do not securitize their receivables or other finance companies that securitize their receivables in securitization transactions that do not meet the criteria for sales of receivables. Total managed information is not a measurement of financial performance under GAAP and should not be considered as an alternative to any other measures of performance determined under GAAP.
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

     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Average owned finance receivables, carrying value	$2,862,421	$1,901,147
Average sold finance receivables	1,009,067	1,944,558

Average total managed finance receivables	$3,871,488	$3,845,705

  Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Financing and other interest income	$172,129	$171,199
Interest expense	(47,709)	(28,290)

Net interest margin	$124,420	$142,909

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$70,697	$78,997
Other interest income	(10,046)	(17,259)
Financing revenue on sold receivables	43,183	81,079
Interest expense on sold receivables	(7,805)	(12,683)
Premium amortization	20,862	—
Other income	7,529	12,775

Total managed net interest margin	$124,420	$142,909

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months
	Ended
	March 31,
	2006	2005
	(Dollars in
	Thousands)

Annualized finance revenue, fee and other income	17.8%	17.8%
Annualized interest expense	(4.9)	(2.9)

Annualized net interest margin as a percentage of average total managed receivables	12.9%	14.9%

     The decrease in net interest margin as a percentage of average carrying value of total managed finance receivables for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was due primarily to increases in interest expense. The increase in interest expense was due to both a higher cost of funds, due to both higher interest rates and higher cost forms of borrowing, and higher average debt levels.

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
     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At March 31, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$3,206,905	$—	$3,206,905
Sold finance receivables	—	917,878	917,878

Total managed finance receivables	$3,206,518	$917,878	$4,124,783

Number of outstanding contracts	208,906	93,589	302,495

Average principal amount of outstanding contracts (in dollars)	$15,351	$9,808	$13,636

	At December 31, 2005
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables	$2,736,183	$—	$2,736,183
Sold finance receivables	—	1,130,352	1,130,352

Total managed finance receivables	$2,736,183	$1,130,352	$3,866,535

Number of outstanding contracts	176,617	112,317	288,934

Average principal amount of outstanding contracts (in dollars)	$15,492	$10,064	$13,382

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At March 31, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$119,571	3.8%	$68,776	7.5%	$188,347	4.6%
Greater than 60 days	26,669	0.8	14,865	1.6	41,534	1.0

	146,240	4.6	83,641	9.1	229,881	5.6
In repossession	7,668	0.2	8,212	0.9	15,880	0.4

	$153,908	4.8%	$91,853	10.0%	$245,761	6.0%

	At December 31, 2005
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$155,009	5.7%	$120,474	10.7%	$275,483	7.1%
Greater than 60 days	44,079	1.6	37,240	3.3	81,319	2.1

	199,088	7.3	157,714	14.0	356,802	9.2
In repossession	8,158	0.3	13,476	1.2	21,634	0.6

	$207,246	7.6%	$171,190	15.2%	$378,436	9.8%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors.

Delinquencies were lower at March 31, 2006 compared to December 31, 2005, due to normal seasonal delinquency trends and the continued improvement in credit quality of the total managed portfolio.
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
     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At March 31, 2005
	Owned	Sold	Total Managed
Never extended	88.7%	59.7%	82.3%
Extended:
1-2 times	10.9%	38.9%	17.1%
3-4 times	0.4%	1.4%	0.6%

Total extended	11.3%	40.3%	17.7%

Total	100.0%	100.0%	100.0%

	At December 31, 2005
	Owned	Sold	Total Managed
Never extended	89.1%	60.8%	80.8%
Extended:
1-2 times	10.6%	37.7%	18.5%
3-4 times	0.3%	1.5%	0.7%

Total extended	10.9%	39.2%	19.2%

Total	100.0%	100.0%	100.0%

     At March 31, 2006 and December 31, 2005, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions.
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

     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Owned:
Repossession charge-offs	$50,667	$29,118
Less: Recoveries	(34,762)	(21,351)
Mandatory charge-offs(1)	15,584	8,624

Net charge-offs	$31,489	$16,391

Sold:
Charge-offs	$37,009	$69,582
Less: Recoveries	(19,473)	(29,596)
Mandatory charge-offs(1)	—	—

Net charge-offs	$17,536	$40,256

Total Managed:
Repossession charge-offs	$87,676	$98,971
Less: Recoveries	(54,235)	(50,940)
Mandatory charge-offs(1)	15,584	8,624

Net charge-offs	$49,025	$56,647

Annualized net charge-offs as a percentage of average total managed receivables outstanding	5.1%	5.9%
Recoveries as a percentage of charge-offs	52.5%	47.4%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.
     Net charge-offs as a percentage of average total managed receivables outstanding may vary from period to period based upon credit quality, the average age or seasoning of the portfolio and economic factors. The decrease in annualized net charge-offs as a percentage of average total managed finance receivables to 5.1% for the three months ended March 31, 2006, as compared to 5.9% for the three months ended March 31, 2005 was primarily due to increases in recoveries as a percentage of charge-offs and improvement in the credit quality of the total managed portfolio, partially offset by the $3.9 million of repossession and remarketing expenses included as a component of credit losses during the first quarter of 2006. The increase in recoveries as a percentage of charge-offs was primarily due to increases in recovery rates in auction sale proceeds.
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
     Net cash provided by (used in) operating activities was $54.7 million and ($290.6) million during the three months ended March 31, 2006 and 2005, respectively. Cash flows from operating activities are affected by net income or loss as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, impairment charges, accretion of present value discount. Prior to April 30, 2005, cash flows from operating activities included purchases of and proceeds from sales and collections on finance receivables originally classified as held for sale. Net cash (used in) provided by investing activities was ($501.5) million and $68.0 million for the three months ended March 31, 2006 and 2005, respectively. Cash flows from investing activities are highly dependent upon distributions on our retained interests and collections on finance receivables originally classified as held for investment. We consummated one securitization transactions during the first quarter of 2006. Net cash provided by financing activities was $438.6 million and $220.8 million for the three months ended March 31, 2006 and 2005, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities.
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
     Based on our anticipated level of originations in 2006, we believe our cash flow from operations, available cash and available borrowings under our warehouse and residual facilities will provide us with sufficient liquidity to fund contract originations on an interim basis until a sufficient amount of receivables can be pooled together for subsequent securitizations. We plan to continue to access the securitization market on a frequent basis which will provide us with additional liquidity.
  Contractual and Long-Term Debt Obligations
     Contractual and long-term debt obligations are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K and there have been no material changes noted.
  Securitizations
     We completed eight auto receivables securitization transactions from August 2002 through March 31, 2006. In these transactions, we securitized approximately $7.2 billion of automobile receivables, issuing $6.5 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our intercompany credit facility with Ford Credit and our new warehouse facilities.
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
     At March 31, 2006, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. In that case, we may be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.
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
Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, an amendment of FASB Statements No. 140. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Statement permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. We are currently evaluating the impact and timing of this new guidance specially related to accounting for our retained interests in securitized financial assets.
     In February 16, 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of adoption date. We are currently evaluating the impact and timing of this new guidance specially related to accounting for our retained interests in securitized financial assets.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. The Statement states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. The Statement and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) as appropriate to allow timely decisions regarding required disclosure.
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on their evaluation, they have concluded, that the disclosure controls and procedures were effective.
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
     Risk factors are fully described in Item 1A contained in the Company’s Annual Report on Form 10-K and there have been no material changes noted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.	Description
2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Second Amended and Restated Articles of Incorporation of Triad Financial Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on June 10, 2002 (File No. 333-90130)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).

10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description
10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

31.1	Certification of Chief Executive Officer (Section 302 Certification).†

31.2	Certification of Principal Financial Officer (Section 302 Certification).†

32.	Certification of Periodic Financial Report (Section 906 Certification).†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 12, 2006	/s/ CARL B. WEBB

Carl B. Webb President & Chief Executive Officer

Date: May 12, 2006	/s/ MIKE L. WILHELMS

Mike L. Wilhelms Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Second Amended and Restated Articles of Incorporation of Triad Financial Corporation (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on June 10, 2002 (File No. 333-90130)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).

10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description
10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

31.1	Certification of Chief Executive Officer (Section 302 Certification).†

31.2	Certification of Principal Financial Officer (Section 302 Certification).†

32.	Certification of Periodic Financial Report (Section 906 Certification).†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.