Form 10-Q
period 2006-06-30
TRIAD FINANCIAL CORP
filed 2006-08-11
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
☐ Large accelerated filer      ☐ Accelerated filer      ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
     As of August 10, 2006, the registrant had 9,069 shares of common stock outstanding, all of which were owned by the registrant’s parent, Triad Holdings Inc.

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

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	Successor
	June 30, 2006	December 31, 2005
	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$47,836	$45,295
Cash — restricted	236,562	153,231
Finance receivables held for investment, net	3,515,941	2,596,809
Retained interest in securitized assets	158,584	216,952
Accounts receivable	42,157	31,438
Fixed assets, net of accumulated depreciation of $9,681 in 2006 and $5,554 in 2005	18,874	16,733
Collateral held for resale	10,816	8,158
Capitalized financing costs, net of accumulated amortization of $13,297 in 2006 and $6,851 in 2005	19,502	20,263
Deferred tax asset, net	28,710	13,076
Goodwill	30,446	30,446
Other assets	5,874	5,755

Total assets	$4,115,302	$3,138,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Revolving credit facilities	$640,209	$935,848
Due to Ford Motor Credit Company	25,571	52,323
Securitization notes payable	2,818,655	1,572,268
Senior notes payable	149,122	149,079
Taxes payable	5,685	6,923
Other liabilities	64,541	64,883

Total liabilities	3,703,783	2,781,324

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, no par value; authorized 3,000,000 shares; issued and outstanding 1,500,000 shares at June 30, 2006 and none at December 31, 2005	30,000	—
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at June 30, 2006 and December 31, 2005	—	—
Additional paid in capital	345,000	345,000
Retained earnings	26,507	9,983
Accumulated other comprehensive income	10,012	1,849

Total stockholders’ equity	411,519	356,832

Total liabilities and stockholders’ equity	$4,115,302	$3,138,156

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Successor		Predecessor
	Three Months	April 30, 2005	April 1, 2005
	Ended	through	through
	June 30, 2006	June 30, 2005	April 29, 2005
	(Note 1)	(Note 1)	(Note 1)
		(Dollars in thousands)
		(Unaudited)
Financing and other interest income	$138,641	$45,576	$32,639
Interest expense	48,873	18,900	5,834

Net interest margin	89,768	26,676	26,805

Provision for credit losses	52,510	8,231	—

Net interest margin after provision for credit losses	37,258	18,445	26,805

Securitization and servicing income	5,978	7,030	3,735
Other income	8,769	(128)	(3,263)

Total other revenues	14,747	6,902	472

Operating expenses	35,652	19,002	9,794
Other expenses	—	—	8,754

Total expenses	35,652	19,002	18,548

Income before income taxes	16,353	6,345	8,729
Provision for income taxes	6,387	2,518	3,289

Net income	$9,966	$3,827	$5,440

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	through	through
	June 30, 2006	June 30, 2005	April 29, 2005
	(Note 1)	(Note 1)	(Note 1)
		(Dollars in thousands)
		(Unaudited)
Financing and other interest income	$249,242	$45,576	$127,243
Interest expense	88,777	18,900	21,440

Net interest margin	160,465	26,676	105,803

Provision for credit losses	95,042	8,231	—

Net interest margin after provision for credit losses	65,423	18,445	105,803

Securitization and servicing income	13,281	7,030	16,597
Other income	16,298	(128)	9,512

Total other revenues	29,579	6,902	26,109

Operating expenses	67,881	19,002	39,857
Other expenses	—	—	30,505

Total expenses	67,881	19,002	70,362

Income before income taxes	27,121	6,345	61,550
Provision for income taxes	10,597	2,518	23,208

Net income	$16,524	$3,827	$38,342

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Successor		Predecessor
	Six Months Ended	April 30, 2005	January 1, 2005
	June 30,	Through	Through
	2006	June 30, 2005	April 29, 2005
	(Note 1)	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$16,524	$3,827	$38,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchases of finance receivables held for sale	—	—	(627,399)
Collections on finance receivables held for sale	—	—	215,322
Depreciation and amortization	10,617	2,772	2,714
Provision for credit losses	95,042	8,231	—
Deferred income tax (benefit) expense	(20,964)	—	—
Accretion of present value discount	(14,420)	(7,602)	(22,046)
Amortization of purchase premium	35,417	23,137	—
Impairment charges on retained interest on securitizations	—	193	490
Changes in operating assets and liabilities
Accounts receivable	(10,719)	15,602	(3,711)
Other assets	(119)	(3,361)	(375)
Accounts payable and accrued expenses	(342)	18,420	(8,161)
Current tax liability	(1,238)	2,518	21,259

Net cash provided by (used in) operating activities	109,798	63,737	(383,565)

Cash flows from investing activities
Acquisition of Triad Financial Corporation	—	(553,548)	—
Distributions from gain on sale trusts	86,282	18,530	75,675
Repurchases from gain on sale trusts	(44,986)	—	—
Purchases of finance receivables held for investment	(1,641,446)	(306,642)	—
Collections on finance receivables held for investment	634,182	130,051	43,760
Change in restricted cash	(83,331)	—	—
Purchases of fixed assets	(6,269)	(1,296)	(1,556)

Net cash (used in) provided by investing activities	(1,055,568)	(712,905)	117,879

Cash flows from financing activities
Net change in warehouse credit facilities	(298,639)	928,248	—
Net change in residual credit facilities	3,000	80,000	—
Net change in due to Ford Motor Credit Company	(26,752)	(1,768,534)	263,546
Issuance of securitization notes	1,737,882	1,103,959	—
Payment on securitization notes	(491,495)	(38,056)	—
Issuance of senior notes	—	149,025	—
Capitalized finance costs	(5,685)	(24,044)	—
Issuance of preferred stock	30,000	—	—
Issuance of common stock	—	345,000	—

Net cash provided by financing activities	948,311	775,598	263,546

Net increase (decrease) in cash and cash equivalents	2,541	126,430	(2,140)

Cash and cash equivalents
Beginning of period	45,295	23,644	25,784

End of period	$47,836	$150,074	$23,644

Non-cash Activity
Goodwill generated from acquisition of Triad Financial Corporation (Note 1)	$—	$30,446	$—

Transfer of finance receivables from held for sale to held for investment	$—	$—	$41,894

Supplemental Disclosure
Interest paid	$86,374	$19,599	$—

Income taxes paid	$32,793	$—	$—

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
     On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation. Triad Holdings Inc. is beneficially owned by Hunter’s Glen/Ford Ltd, affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner, L.L.C.
     In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings Inc., plus related purchase accounting adjustments, have been recorded in our financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning April 30, 2005. Information for all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting.
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
   Finance Receivables
     Finance receivables are classified as held for investment and carried at amortized cost, net of an allowance for credit losses, as the Company has the ability and intent to hold these receivables until maturity. Financing income for finance receivables originated and purchased subsequent to the Acquisition is recognized using the interest method based on contractual cash flows. Premiums and discounts and origination costs are deferred and amortized as adjustments to financing income over the estimated life of the related receivables.
     In connection with the Acquisition, the carrying value of our finance receivables owned as of the Acquisition (“Predecessor Finance Receivables Held For Investment”) was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk. Financing income for Predecessor Finance Receivables Held For Investment is recognized using the level yield method based on expected cash flows. Financing income on Predecessor Finance Receivables Held For Investment includes interest income recognized using the interest method based on a contractual cash flows and is net of premium amortization.
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
   Sale of Receivables
     All securitization transactions executed by the Company subsequent to April 29, 2005 have been accounted for as secured financings in accordance with GAAP. These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables were sold in 2006 or 2005.
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
     Estimated gains or losses from the sale of finance receivables were recognized in the period in which the sale occurred. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivables pool was allocated between the portions sold and the portions retained based on their relative fair values at the date of sale. The Company retained certain interests in the sold receivables. These retained interests included subordinated certificates, restricted cash and interest-only strips held for the benefit of securitization entities. These retained interests are classified as securities available for sale and are reported at fair value. If there is a decline in fair value and it is judged to be other than temporary, the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. If there is a change in fair value and it is judged to be temporary, the securities are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholders’ equity. In securitization transactions accounted for as a sale of receivables, the Company retains the servicing rights and receives a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing rights, no servicing asset or

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
liability is recorded and the fee is recognized as collected over the remaining term of the related sold finance receivables.
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
     Depreciation expense totaled $1.9 million for the three months ended June 30, 2006, $654,000 for the period April 1, 2005 through April 29, 2005 and $1.4 million for the period April 30, 2005 through June 30, 2005. Depreciation expense was $4.1 million for the six months ended June 30, 2006 and $2.7 million for the period of January 1, 2005 through April 29, 2005.
     Leasehold improvements are stated at cost and depreciated over the useful lives of the improvements or term of the lease, whichever is less.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Upon sale or retirement, the cost of assets and related accumulated depreciation is eliminated from the respective accounts, and the resulting gain or loss is included in operations. Repairs and maintenance expenses are charged to operations as incurred.
   Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s only reporting unit to its fair value.
   Income Taxes
     The Corporation accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, resulting in two components of income tax expense; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.
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
3. Finance Receivables
     Finance receivables at June 30, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)
Predecessor finance receivables held for investment, net	$1,116,663	$1,468,410
Finance receivables repurchased from gain on sale trusts, net	19,643	—

Finance receivables held for investment	2,486,111	1,174,775
Premiums (discounts)	(6,741)	(4,701)
Deferred costs, net	19,888	9,584
Allowance for credit losses	(119,623)	(51,259)

Finance receivables held for investment, net	2,379,635	1,128,399

Finance receivables, net	$3,515,941	$2,596,809

     Prior to April 30, 2005, finance receivables that we originated were classified as held for sale and carried at the lower of cost or market on an aggregate basis with any write-downs to market recorded as a charge to earnings and reflected in other expenses. The amount of write-downs to market value charged to earnings totaled $8.8 million for

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
the period April 1, 2005 through April 29, 2005 and $30.5 million for the period January 1, 2005 through April 29, 2005.
     The aggregate unpaid principal balances of finance receivables more than 60 days past due were $49.7 million at June 30, 2006 and $44.1 million at December 31, 2005.
     The activity in the predecessor finance receivables held for investment for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, March 31, 2006	$1,925,061	$(436,195)	$1,488,866	$(212,139)	$1,276,727
Interest income	(51,307)	—	(51,307)	37,580	(13,727)
Principal collections	(146,337)	—	(146,337)	—	(146,337)
Charge-offs	(14,189)	14,189	—	—	—
Reclassification to accretable discount	—	32,224	32,224	(32,224)	—
Change in cash flows	(38,559)	85,171	46,612	(46,612)	—

Balance, June 30, 2006	$1,674,669	$(304,611)	$1,370,058	$(253,395)	$1,116,663

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(109,557)	—	(109,557)	75,945	(33,612)
Principal collections	(318,135)	—	(318,135)	—	(318,135)
Charge-offs	(33,707)	33,707	—	—	—
Reclassification to accretable discount	—	32,224	32,224	(32,224)	—
Change in cash flows	(84,124)	154,168	70,044	(70,044)	—

Balance, June 30, 2006	$1,674,669	$(304,611)	$1,370,058	$(253,395)	$1,116,663

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, April 29, 2005	$3,163,361	$(735,613)	$2,427,748	$(365,383)	$2,062,365
Interest income	(55,751)	—	(55,751)	32,614	(23,137)
Principal collections	(128,272)	—	(128,272)	—	(128,272)
Charge-offs	(11,075)	11,075	—	—	—
Change in cash flows	(32,210)	32,210	—	—	—

Balance, June 30, 2005	$2,936,053	$(692,328)	$2,243,725	$(332,769)	$1,910,956

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the three and six months ended June 30, 2006 and 2005 are summarized as follows:

	Successor		Predecessor
	Three Months	April 30, 2005	April 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$82,962	$—	$14,812
Provision for credit losses	52,510	8,231	—
Charge-offs	(16,577)	—	(1,433)
Recoveries	728	—	1,684

Balance, end of period	$119,623	$8,231	$15,063

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$51,259	$—	$16,081
Provision for credit losses	95,042	8,231	—
Charge-offs	(27,873)	—	(7,465)
Recoveries	1,195	—	6,447

Balance, end of period	$119,623	$8,231	$15,063

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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
5. Sales of Receivables
   Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the three and six months ended June 30, 2006 and 2005 are summarized as follows:

	Successor		Predecessor
	Three Months	April 30, 2005	April 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$917,878	$1,719,178	$1,804,020
Called receivables	—	—	—
Collections and write-offs	(139,096)	(159,407)	(84,842)

Balance, end of period	$778,782	$1,559,771	$1,719,178

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$1,130,352	$1,719,178	$2,082,102
Called receivables	(45,632)	—	—
Collections and write-offs	(305,938)	(159,407)	(362,924)

Balance, end of period	$778,782	$1,559,771	$1,719,178

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $20.8 million at June 30, 2006 and $37.2 million at December 31, 2005. Credit losses, net of recoveries, totaled $10.7 million and $28.2 million for the three and six months ended June 30, 2006, respectively. Credit losses net of recoveries, totaled $17.9 million for the period April 30, 2005 through June 30, 2005, $8.7 million for the period April 1, 2005 through April 29, 2005 and $49.0 million for the period January 1, 2005 through April 29, 2005.
   Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at June 30, 2006 and December 31, 2005 are summarized as follows:

	Successor	Successor
	2006	2005
	(Dollars in thousands)
Restricted cash held for the benefit of securitizations	70,938	80,298
Overcollaterization	100,309	150,283
Interest-only	(12,663)	(13,629)

Retained interest in securitized assets	$158,584	$216,952

     The Company’s residual interest in securitization transactions includes the value associated with future cash flows generated from overcollateralization and any excess spread amounts. Overcollateralization receivable represents the difference between securitized receivables outstanding and notes outstanding, including subordinated certificates.
     Retained interests in securitized assets are recorded at fair value. The fair value of subordinated certificates is estimated based on market prices for comparable instruments. The fair value of residual interests is determined

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
based on calculating the present value of the projected cash flows to be received using management’s best estimates of key assumptions, including, discount rate, prepayment rate and credit losses.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. Distributions related to our retained interest in securitized assets are recorded as received. The amount of accounts receivable representing receivables from securitization trusts totaled $9.2 million at June 30, 2006 and $6.6 million at June 30, 2005.
     The activity in the retained interest in securitized assets for the periods ended June 30, 2006 and 2005 are summarized as follows:

	Subordinated	Restricted	Over-	Interest-
	Certificates	Cash	Collateralization	Only	Total
	(Dollars in thousands)
(Successor, Note 1)
Balance, December 31, 2005	$—	$80,298	$150,283	$(13,629)	$216,952
Distributions	—	(9,360)	(32,121)	(10,151)	(51,632)
Residual interest income	—	—	—	8,171	8,171
Impairment charge	—	—	—	—	—
Unrealized gains (losses)	—	—	—	1,276	1,276

Balance, March 31, 2006	$—	$70,938	$118,162	$(14,333)	$174,767

Distributions	—	—	(17,853)	(16,798)	(34,651)
Residual interest income	—	—	—	6,249	6,249
Impairment charge	—	—	—	—	—
Unrealized gains (losses)	—	—	—	12,219	12,219

Balance, June 30, 2006	$—	$70,938	$100,309	$(12,663)	$158,584

(Predecessor, Note 1)
Balance, December 31, 2004	$26,934	$82,225	$254,445	$(8,523)	$355,081
Distributions	(16,849)	(1,893)	(21,759)	(15,570)	(56,071)
Residual interest income	—	—	—	16,786	16,786
Impairment charge	—	—	—	(369)	(369)
Unrealized gains (losses)	—	—	—	(5,160)	(5,160)

Balance, March 31, 2005	$10,085	$80,332	$232,686	$(12,836)	$310,267

Distributions	(4,978)	(34)	(6,705)	(7,887)	(19,604)
Residual interest income	—	—	—	5,260	5,260
Impairment charge	—	—	—	(120)	(120)
Unrealized gains (losses)	—	—	—	(2,466)	(2,466)

Balance, April 29, 2005	$5,107	$80,298	$225,981	$(18,049)	$293,337

(Successor, Note 1)
Distributions	(4,762)	—	(16,842)	(1,966)	(23,570)
Residual interest income	—	—	—	7,602	7,602
Impairment charge	—	—	—	(193)	(193)
Unrealized gains (losses)	—	—	—	357	357

Balance, June 30, 2005	$345	$80,298	$209,139	$(12,249)	$277,533

     At June 30, 2006, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.50 to 1.60 and an expected cumulative lifetime loss of 10.3% to 14.0%.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Securitization and Servicing Income
     The activity in income related to the sales of receivables reported for the three and six months ended June 30, 2006 and 2005 are summarized as follows:

	Successor		Predecessor
	Three Months	April 30, 2005	April 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Servicing fee income	$5,978	$7,223	$3,855
Impairment charge on retained interest in securitized assets	—	(193)	(120)

Securitization and servicing income, net	$5,978	$7,030	$3,735

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Servicing fee income	$13,281	$7,223	$17,087
Impairment charge on retained interest in securitized assets	—	(193)	(490)

Securitization and servicing income, net	$13,281	$7,030	$16,597

6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at June 30, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)
Warehouse loan facilities	$532,209	$830,848
Residual loan facilities	108,000	105,000

Total revolving credit facilities	$640,209	$935,848

     Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at June 30, 2006 are summarized as follows:

	Facility	Advances	Collateral
	Amount	Outstanding	Pledged
	(Dollars in thousands)
Warehouse loan facility, due April 2007(a)	$625,000	$269,775	$301,887
Residual loan facility, due April 2007(a)	125,000	54,000	250,632
Warehouse loan facility, due October 2007	625,000	262,434	293,959
Residual loan facility, due October 2007	125,000	54,000	250,632

(a)	Warehouse and residual loan facilities provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.
     Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
Each of our warehouse and residual loan facilities bear interest at a floating rate. At June 30, 2006, the interest rate on our two warehouse loan facilities was 5.83% and the interest rate on our two residual loan facilities was 7.88%.
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
     The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2006, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.
     Capitalized financing costs with an unamortized balance of $7.5 million at June 30, 2006 are being amortized over the contractual terms of the warehouse and residual loan facilities. Capitalized financing costs include $4.7 million in remaining unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the three and six months ended June 30, 2006 includes $4.4 million and $7.4 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.
7. Due to Ford Motor Credit Company
     Amounts due to Ford Credit at June 30, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)
Note payable	$25,571	$52,323

     The Company’s note payable to Ford Credit is subject to a maximum borrowing amount pursuant to the Loan and Security Agreement based on a percentage of unpaid principal balance of certain acquired receivables securing the note. This agreement also provides that the entire remaining amount payable under the note is immediately due and payable when the unpaid principal balance of these receivables securing the note is less than $15 million. At June 30, 2006, the interest rate on the note payable was 6.00% and the unpaid principal balance of acquired receivables securing the note was $25.8 million.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     The effect of transactions with Ford Credit included in the Company’s income statements for the three and six months ended June 30, 2006 and 2005 are summarized as follows:

	Successor		Predecessor
	Three Months	April 30, 2005	April 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Interest expense	$469	$1,532	$5,834
Gain on interest rate swap agreement	—	—	(4,394)

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Interest expense	$1,091	$1,532	$21,440
Gain on interest rate swap agreement	—	—	5,164
8. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at June 30, 2006 are summarized as follows:

		Original
		Weighted
		Average
	Original	Fixed	Finance	Current
	Note	Interest	Receivables	Note
Transaction	Amount	Rate	Pledged	Balance
	(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$721,409	$651,306
2005-B, due April 12, 2013(a)	$905,303	4.32%	$646,305	$583,237
2006-A, due April 12, 2013(a)	$822,500	4.88%	$766,179	$691,879
2006-B, due November 12, 2012(a)	$915,500	5.52%	$952,456	$892,233

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
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
     Capitalized financing costs with an unamortized balance of $7.0 million at June 30, 2006 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.6 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceeded certain targets, the specified credit enhancement levels would be increased by increasing the required spread account level.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. As of June 30, 2006, the Company was in compliance with its agreements with its guarantee insurance providers.
9. Senior Notes Payable
     On April 29, 2005, Triad Acquisition Corp. issued $150.0 million of Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, to certain accredited investors pursuant to Rule 501 under the Securities Act, and to non-U.S. persons in reliance on Regulation S under the Securities Act. The notes also included a registration rights agreement requiring the Company to file a registration statement under the Securities Act and to consummate an exchange offer after the effective date of the registration statement. The exchange offer was consummated on January 9, 2006. In connection with the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation.
     The notes have a stated coupon of 11.125% and were issued at a discount to yield 11.25%. The notes mature on May 1, 2013 but can be redeemed, in whole or in part, on or after May 1, 2010, at specified redemption prices, and on or after May 1, 2012, at par value.
     Capitalized financing costs with an unamortized balance of $5.0 million at June 30, 2006 are being amortized over the contractual term of the notes. Capitalized financing costs include $3.5 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
10. Preferred Stock
     On June 30, 2006, the Company sold 1,500,000 shares of Non-Voting Preferred Stock to Triad Holdings Inc., its parent company, for an aggregate purchase price of $30,000,000 in cash. No underwriting discounts or commissions were paid. The Non-Voting Preferred Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Holdings Inc.’s investment intent, financial and business matters sophistication and other typical investment representations. These shares are restricted securities and may not be resold unless registered under the Securities Act or exempted from the registration requirements thereof. The shares of Non-Voting Preferred Stock are not convertible or exchangeable into the Company’s Common Stock. The shares of Non-Voting Preferred Stock are not redeemable at the option of any holder of Non-Voting Preferred Stock. To the extent declared by the board of directors of the Company, quarterly dividends are payable at an annual rate of 10.5%. Triad Holdings Inc. has pledged its Non-Voting Preferred Stock of Triad Financial Corporation to secure its loan with Citigroup Global Markets Realty Corp.
11. Derivative Financial Instruments
     At June 30, 2006, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $708.8 million. The fair value of these agreements at June 30, 2006 was a net gain of $1.9 million and is included in other assets. Other income for the three and six months ended June 30, 2006 included $3.6 million and $5.6 million, respectively, in gains on our interest rate swap agreements. Other income for the period April 30, 2005 through June 30, 2005 included $2.5 million in losses on our interest rate swap agreements. Other income for the period April 1, 2005 through April 29, 2005 and for the period January 1, 2005 through April 29, 2005 included ($4.4) million and $5.2 million, respectively, in gains (losses) on our interest rate swap agreements. Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements during the period April 30, 2005 through June 30, 2006. There were no interest rate swap agreements with external third parties prior to April 30, 2005.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at June 30, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
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
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations totaled $1.2 million for the three months ended June 30, 2006 and $0.7 million for the period April 30, 2005 through June 30, 2005, $0.4 million for the period April 1, 2005 through April 29, 2005. Rental expense totaled $2.9 million for the six months ended June 30, 2006 and $1.4 million for the period January 1, 2005 through April 29, 2005.
     Future minimum rental commitments under all noncancellable leases at June 30, 2006 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2006	$1,741
2007	$3,482
2008	$2,001
2009	$1,704
2010	$1,704
2011 and thereafter	$3,266

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
13. Comprehensive Income
     Comprehensive income for the six months ended June 30, 2006 and 2005 is summarized as follows:

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Net income	$16,524	$3,827	$38,342
Other comprehensive income, net
Unrealized holding gains (losses) on available for sale securities (net of tax of $5,376, $140 and $898)	8,231	216	(1,483)
Net unrealized holding gains reclassified into earnings (net of tax of $44, and $1,977)	(68)	—	(3,267)

Total other comprehensive income, net	8,163	216	(4,750)

Comprehensive income	$24,687	$4,043	$33,592

     The changes in accumulated other comprehensive income for the six months ended June 30, 2006 and 2005 are summarized as follows:

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$1,849	$17,867	$22,617
Purchase accounting adjustments	—	(17,867)	—
Current period change	8,163	216	(4,750)

Balance, end of period	$10,012	$216	$17,867

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of Triad Financial Corporation’s (the “Company’s”) historical consolidated financial statements covers periods before the consummation of the Acquisition. From June 1999 through April 29, 2005, the Company was a wholly owned subsidiary of Fairlane Credit, LLC, a wholly owned subsidiary of Ford Motor Credit Company (“Ford Credit”). On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation.
     In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings Inc. plus related purchase accounting adjustments have been pushed-down and recorded in our financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning April 30, 2005. Information for all “predecessor” periods prior to the Acquisition is presented using our historical basis of accounting. The following discussion and analysis of results of operations contains information on items impacting the comparability of the predecessor and successor periods.
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
General
     Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of automobile installment contracts. We purchase auto finance contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the purchase and origination of receivables, we rely upon lines of credit and warehouse and residual credit facilities. Prior to the Acquisition, we relied upon lines of credit, including advances from Ford Credit since we were acquired by a subsidiary of Ford Motor Company in June 1999. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we completed nine securitizations of auto receivables. Prior to our May 25, 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     Beginning with our May 2005 securitization, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness will remain on our balance sheet. We recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. The principal changes to our securitization structures that result in the differing accounting treatment include the right of the trust to enter into interest rate derivative contracts with respect to retained interests and also allows the servicer to sell charged-off finance receivable contracts. Provisions such as these preclude the use of sale treatment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
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
Effects of the Transactions
     From June 1999 and until the Acquisition, we funded our purchases of contracts, on an interim basis, with funds received from Ford Credit pursuant to an agreement providing for up to $3.0 billion of advances. For long-term financing, we have issued asset-backed securities. Since August 2002, we have sold or securitized over $8.2 billion of contracts in one private and eight public offerings of asset-backed securities. Upon consummation of the Acquisition, we replaced the financing received from Ford Credit with two new warehouse facilities and two new residual facilities that collectively provide us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal. Prior to the closing of the Acquisition, we completely replaced the treasury and cash management functions previously provided by Ford Credit. In addition, our tax compliance and internal audit functions were replaced after the closing of the Acquisition.
Components of Revenues and Expenses
     Most of our revenues are generated from the purchase, origination, retention, subsequent securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate. Our income related to sale of receivables includes: (1) the gain-on-sales of receivables sold to Trusts in securitization transactions, (2) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts, (3) the supplemental servicing fee income we receive from servicing the receivables in those Trusts, (4) residual interest income on the retained interest in securitized assets we retain from securitization transactions accounted for as sales, and (5) interest income received with respect to notes we retain from securitization transactions accounted for as sales. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance, referral fees received from other lenders and payment convenience fees.
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
Results of Operations
Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005
     Our net income was $10.0 million for the three months ended June 30, 2006, compared to $9.3 million for 2005. The increase in net income was primarily due to higher net interest margin and other revenues partially offset by higher provision for credit losses.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,369,959	$2,110,853

     Average owned finance receivables increased by 59.6% for the three months ended June 30, 2006 as compared to 2005. This increase was attributable to a change in how we account for securitization transactions combined with an increase in new loan originations. Beginning with our May 2005 securitization transaction, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Additionally, we purchased and originated $851.0 million of auto contracts for the three months ended June 30, 2006, compared to $454.5 million during same period last year. This increase was due to a higher level of originations in our dealer channel resulting from increased efforts to sign up new dealers combined with the introduction of our third generation scorecards in December 2005. The scorecards were created based on our consumer demographic and portfolio performance databases and further enhance the categorization of credit applicants by credit risk.
     The average new contract size was $18,756 for the three months ended June 30, 2006, compared to $18,164 for 2005. The average annual percentage rate on contracts purchased and originated was 17.2% and 16.2% during the three months ended June 30, 2006 and 2005, respectively.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Financing income	$130,247	$64,919
Other interest income	8,394	13,296
Interest expense	(48,873)	(24,734)

Net interest margin	$89,768	$53,481

Annualized financing income as a percentage of average owned finance receivables	15.5%	12.3%

     The 67.9% increase in net interest margin for the three months ended June 30, 2006 as compared to 2005 was due to an increase in financing income partially offset by an increase in interest expense combined with a decrease in other interest income. Net interest margin was reduced by $14.6 million and $23.1 million of net premium amortization for the three months ended June 30, 2006 and 2005, respectively, related to our Predecessor Finance Receivables Held For Investment and our receivables repurchased from gain on sale trusts.

     The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 15.5% for the three months ended June 30, 2006 from 12.3% in 2005 was primarily due to an increase in pricing combined with lower net premium amortization. Effective April 30, 2005, we adjusted Predecessor Finance Receivables Held For Investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $14.6 million and $23.1 million of premium amortization for the three months ended June 30, 2006 and 2005, respectively, related to these receivables. Excluding the premium amortization, the average yield on receivables for the three months ended June 30, 2006 and 2005 would be 17.2% and 16.7%, respectively.
     During the second quarter of 2006, expected cash flows from Predecessor Finance Receivables Held For Investment were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher yield being recognized on these receivables during the second quarter of 2006 which is expected to continue in future periods.
     Other interest income decreased to $8.4 million for the three months ended June 30, 2006, compared to $13.3 million for 2005. This decrease was mainly due to a decrease in residual interest income and interest received from retained notes caused by lower retained interest in securitized asset balances partially offset by an increase in interest income received on restricted cash accounts.
     The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds increased to 5.6% for the three months ended June 30, 2006, as compared to 4.7% for the three months ended June 30, 2005, due to both higher interest rates and higher-cost forms of borrowing, including our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Average debt outstanding was $3,475.6 million and $2,105.0 million for the three months ended June 30, 2006 and 2005, respectively.
Provision for Credit Losses
     Our provision for credit losses was $52.5 million for the three months ended June 30, 2006, compared to $8.2 million for the three months ended June 30, 2005. Our provision for credit losses increased significantly as a result of the change in accounting for our securitization transactions from sales of receivables to secured financings as we generally begin recording a provision for credit losses upon the origination and purchase of each contract. As a result of this change, our finance receivables are classified as held for investment with an allowance for credit losses maintained at a level adequate to cover probable losses related to impaired receivables originated subsequent to April 29, 2005.
Securitization and Servicing Income
     Securitization and servicing income is summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Servicing fee income	$5,978	11,078
Impairment charge on retained interest	—	(313)

Securitization and servicing income	$5,978	$10,765

     Securitization and servicing income decreased to $6.0 million for the three months ended June 30, 2006, compared to $10.8 million for the three months ended June 30, 2005. Securitization and servicing income represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in securitization and servicing income for the three months ended June 30, 2006 as compared to 2005 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances. There were no impairment charges on our retained interest in securitized assets during the three months ended June 30, 2006.
     Other Income
     Other income is summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Customer fees	$4,701	$3,223
Gains (losses) on interest rate swap agreements	3,573	(6,934)
Other	495	320

Other income	$8,769	$(3,391)

     Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance, extended service contracts and payment convenience fees, and gains and losses on our interest rate swap agreements. Excluding gains on interest rate swap agreements, the increase in other income for the three months ended June 30, 2006 as compared to 2005 was primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.
Expenses
     Operating expenses were $35.6 million for the three months ended June 30, 2006, compared to $28.8 million for the three months ended June 30, 2005. Annualized operating expenses as a percentage of average total managed receivables increased to 3.4% for the three months ended June 30, 2006 as compared to 3.0% for the same period last year. The $6.8 million increase in operating expenses for the three months ended June 30, 2006 as compared to 2005 was due to higher costs associated with increased application volume combined with increased servicing costs related to portfolio growth, higher compensation expense and higher outside contractor fees and legal expenses. Operating expenses for the three months ended June 30, 2006 also included a $2.0 million charge associated with the sale of extended service contracts. These increases were partially offset by $597,000 in repossession and remarketing expenses, incurred during the period April 1, 2005 through April 29, 2005, that are no longer classified as operating expenses. Subsequent to April 29, 2005, these repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather as a component of credit losses on charged-off receivable balances.
     Other expenses were $8.8 million for the three months ended June 30, 2005. Prior to April 30, 2005, other expenses represented write-downs to market value on loans that no longer met our securitization and sale criteria and that were subsequently transferred from our held for sale portfolio to our held for investment portfolio. In connection with our April 29, 2005 acquisition, all finance receivables were classified as held for investment as we have the ability and intent to hold these receivables until maturity.
Income Taxes
     Income tax expense was $6.4 million for the three months ended June 30, 2006, as compared to $5.8 million in 2005. Our effective income tax rate was 39.1% for the three months ended June 30, 2006 and 39.7% for the period April 30, 2005 through June 30, 2005. Prior to April 30, 2005, our effective income tax rate was 37.7% and was based on our intercompany tax sharing agreement with Ford credit. The rate differential was due to an increase in the state tax rate as a result of the Acquisition.

     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005
     Our net income was $16.5 million for the six months ended June 30, 2006, compared to $42.2 million for 2005. The decrease in net income was primarily due to higher provision for credit losses and lower other revenues and partially offset by higher net interest margin and lower expenses.
     Net Interest Margin
     Our average owned finance receivables outstanding are summarized as follows:

	For the Six Months Ended
	June 30,
	2006		2005
	(Dollars in thousands)
Held for sale	$	N/A	$1,036,342
Held for investment		3,116,190	969,658

Average owned finance receivables, carrying value		$3,116,190	$2,006,000

     Average owned finance receivables increased by 55.3% for the six months ended June 30, 2006 as compared to 2005. This increase was attributable to a change in how we account for securitization transactions combined with an increase in new loan originations. Beginning with our May 2005 securitization transaction, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Additionally, we purchased and originated $1,588.2 million of auto contracts during the first six months of 2006, compared to $930.4 million during same period last year. This increase was primarily due to a higher level of originations in our dealer channel.
     The average new contract size was $18,645 for the six months ended June 30, 2006, compared to $17,948 for 2005. The average annual percentage rate on contracts purchased and originated was 17.1% and 16.1% during the six months ended June 30, 2006 and 2005, respectively.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Financing income	$230,802	$142,263
Other interest income	18,440	30,556
Interest expense	(88,777)	(40,340)

Net interest margin	$160,465	$132,479

Annualized financing income as a percentage of average owned finance receivables	14.8%	14.2%

     The 21.1% increase in net interest margin for the six months ended June 30, 2006 as compared to 2005 was due to an increase in financing income partially offset by an increase in interest expense combined with a decrease in other interest income. Net interest margin was reduced by $35.4 million and $23.1 million of net premium amortization for the six months ended June 30, 2006 and 2005, respectively, related to our Predecessor Finance Receivables Held For Investment and our receivables repurchased from gain on sale trusts.
     The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 14.8% for the six months ended June 30, 2006 from 14.2% in 2005 was primarily due to an increase in pricing combined with lower net premium amortization. Effective April 30, 2005, we adjusted Predecessor Finance Receivables Held For Investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $35.4 million and $23.1 million of premium amortization for the first six months ended June 30, 2006 and 2005, respectively, related to these receivables. Excluding the premium amortization, the average yield on receivables for the six months ended June 30, 2006 and 2005 would be 17.1% and 16.5%, respectively.
     Other interest income decreased to $18.4 million for the six months ended June 30, 2006, compared to $30.6 million for 2005. This decrease was mainly due to a decrease in residual interest income and interest received from retained notes caused by lower retained interest in securitized asset balances partially offset by an increase in interest income received on restricted cash accounts.
     The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds increased to 6.5% for the six months ended June 30, 2006, as compared to 4.0% for the six months ended June 30, 2005, due to both higher interest rates and higher-cost forms of borrowing, including our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Average debt outstanding was $2,720.6 million and $2,017.0 million for the six months ended June 30, 2006 and 2005, respectively.
Provision for Credit Losses
     Our provision for credit losses was $95.0 million for the six months ended June 30, 2006 compared to $8.2 million for the six months ended June 30, 2005. Our provision for credit losses increased significantly as a result of the change in accounting for our securitization transactions from sales of receivables to secured financings as we generally begin recording a provision for credit losses upon the origination and purchase of each contract. As a result of this change, our finance receivables are classified as held for investment with an allowance for credit losses maintained at a level adequate to cover probable losses related to impaired receivables originated subsequent to April 29, 2005.
Securitization and Servicing Income
     Securitization and servicing income is summarized as follows:

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Servicing fee income	$13,281	24,310
Impairment charge on retained interest	—	(683)

Securitization and servicing income	$13,281	$23,627

     Securitization and servicing income decreased to $13.3 million for the six months ended June 30, 2006, compared to $23.6 million for the six months ended June 30, 2005. Securitization and servicing income represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in securitization and servicing income for the six months ended June 30, 2006 as compared to 2005 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances. There were no impairment charges on our retained interest in securitized assets during the six months ended June 30, 2006.

Other Income
     Other income is summarized as follows:

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Customer fees	$9,771	$6,061
Gains on interest rate swap agreements	5,565	2,624
Other	962	699

Other income	$16,298	$9,384

     Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance, extended service contracts and payment convenience fees, and gains and losses on our interest rate swap agreements. Excluding gains on interest rate swap agreements, the increase in other income for the six months ended June 30, 2006 as compared to 2005 was primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.
Expenses
     Operating expenses were $67.9 million for the six months ended June 30, 2006, compared to $58.9 million for the six months ended June 30, 2005. Annualized operating expenses as a percentage of average total managed receivables increased to 3.3% for the six months ended June 30, 2006 as compared to 3.1% for the same period last year. The $9.0 million increase in operating expenses for the six months ended June 30, 2006 as compared to 2005 was due to higher costs associated with increased application volume combined with increased servicing costs related to portfolio growth and maintaining lower account-to-collector ratios, higher compensation expense and higher outside contractor fees. Operating expenses for the six months ended June 30, 2006 also included a $2.0 million charge associated with the sale of extended service contracts. These increases were partially offset by $2.8 million in repossession and remarketing expenses, incurred during the period January 1, 2005 through April 29, 2005, that are no longer classified as operating expenses. Subsequent to April 29, 2005, these repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather as a component of credit losses on charged-off receivable balances.
     Other expenses were $30.5 million for the six months ended June 30, 2005. Prior to April 30, 2005, other expenses represented write-downs to market value on loans that no longer met our securitization and sale criteria and that were subsequently transferred from our held for sale portfolio to our held for investment portfolio. In connection with our April 29, 2005 acquisition, all finance receivables were classified as held for investment as we have the ability and intent to hold these receivables until maturity.
Income Taxes
     Income tax expense was $10.6 million for the six months ended June 30, 2006, as compared to $25.7 million in 2005. Our effective income tax rate was 39.1% for the six months ended June 30, 2006 and 39.7% for the period April 30, 2005 through June 30, 2005. Prior to April 30, 2005, our effective income tax rate was 37.7% and was based on our intercompany tax sharing agreement with Ford Credit. The rate differential was due to an increase in the state tax rate as a result of the Acquisition.

Other Comprehensive Income
     The changes in unrealized gains (losses) on retained interest in securitized assets are summarized as follows:

	Successor		Predecessor
	Six Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	June 30,	June 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$13,607	$356	$(2,381)
Net unrealized holding gains reclassified into earnings	(112)	—	(5,244)

	$13,495	$356	$(7,625)

     The unrealized holding gains (losses) of $13.6 million for the six month ended June 30, 2006 and $0.4 million for the period of April 30, 2005 through June 30, 2006 and ($2.4) million for the period of January 1, 2005 through April 29, 2005, respectively, were primarily the result of timing differences associated with cash flow distributions from the gain on sale trusts. Net unrealized gains of $0.1 million and $5.2 million were reclassified into earnings during the first half of 2006 and for the period of January 1, 2005 through April 29, 2005, respectively, representing the recognition of previously deferred gains on our retained interests.
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
     The following table presents certain data related to our owned finance receivables:

	At June 30,	At December 31,
	2006	2005
	(Dollars in thousands)
Predecessor finance receivables held for investment, net	$1,116,663	$1,468,410
Finance receivables repurchased from gain on sale trusts, net	19,643	—
Owned finance receivables held for investment	2,486,111	1,174,775
Allowance for credit losses	(119,623)	(51,259)

Owned finance receivables held for investment, net of allowance	2,366,488	1,123,516

Allowance for credit losses as a percentage of receivables	4.8%	4.4%
Total owned finance receivables, net	$3,502,794	$2,591,926

     The increase in the allowance for credit losses as a percentage of receivables at June 30, 2006 as compared to December 31, 2005 was due to the continued aging of our owned finance receivables held for investment.

     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At June 30,		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$173,847	4.7%	$155,009	5.7%
Greater than 60 days	49,652	1.3	44,079	1.6

	223,499	6.0	199,088	7.3
In repossession	10,816	0.3	8,158	0.3

	$234,315	6.3%	$207,246	7.6%

     Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were lower at June 30, 2006 as compared to December 31, 2005, due to normal seasonal delinquency trends.
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
     Payment extensions as a percentage of owned finance receivables outstanding is summarized as follows:

	At June 30,	At December 31,
	2006	2005
	Percent	Percent
Never extended	88.6%	89.1%
Extended:
1-2 times	11.1%	10.6%
3-4 times	0.3%	0.3%

Total extended	11.4%	10.9%

Total	100.0%	100.0%

     Payment extensions as a percentage of total owned finance receivables increased to 11.4% at June 30, 2006 compared with 10.9% at December 31, 2005, mainly driven by an increase in 1-2 times payment extensions which increased to 11.1% at June 30, 2006 as compared to 10.6% at December 31, 2005. The slight increase in payment extensions is due to the continued aging of our portfolio combined with the repurchase of receivables from one of our gain on sale trusts during the first quarter of 2006. These repurchased receivables represent loans originated during 2001 and 2002 and have higher overall extension levels.
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

     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Repossession charge-offs	$49,753	$25,797
Less: Recoveries	(31,147)	(19,228)
Mandatory charge-offs(1)	11,816	7,388

Net charge-offs	$30,422	$13,957

Annualized net charge-offs as a percentage of average total owned receivables outstanding	3.6%	2.6%
Recoveries as a percentage of charge-offs	50.6%	57.9%

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Repossession charge-offs	$100,421	$54,916
Less: Recoveries	(65,910)	(40,579)
Mandatory charge-offs(1)	27,400	16,012

Net charge-offs	$61,911	$30,349

Annualized net charge-offs as a percentage of average total owned receivables outstanding	4.0%	3.0%
Recoveries as a percentage of charge-offs	51.6%	57.2%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increases in annualized net charge-offs as a percentage of average owned finance receivables to 3.6% and 4.0%, respectively, for the three and six months ended June 30, 2006, as compared to 2.6% and 3.0%, respectively, for the three and six months ended June 30, 2005 were primarily due to the inclusion of repossession and remarketing expenses as a component of credit losses. Subsequent to April 29, 2005, repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather as a component of credit losses on charged-off receivable balances. The decreases in recoveries as a percentage of charge-offs were primarily attributable to the inclusion of repossession and remarketing expenses as a component of credit losses beginning April 30, 2005, partially offset by increases in recovery rates from auction sales.
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
     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,369,959	$2,110,853
Average sold finance receivables	848,846	1,680,625

Average total managed finance receivables	$4,218,805	$3,791,478

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,116,190	$2,006,000
Average sold finance receivables	993,855	1,812,591

Average total managed finance receivables	$4,110,045	$3,818,591

Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Financing and other interest income	$188,979	$152,937
Interest expense	(55,761)	(35,157)

Net interest margin	$133,218	$117,780

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Financing and other interest income	$361,108	$324,136
Interest expense	(103,470)	(63,447)

Net interest margin	$257,638	$260,689

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$89,768	$53,481
Other interest income	(8,394)	(13,296)
Financing revenue on sold receivables	35,409	68,272
Interest expense on sold receivables	(6,889)	(10,423)
Premium amortization	14,555	23,137
Other income	8,769	(3,391)

Total managed net interest margin	$133,218	$117,780

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$160,465	$132,479
Other interest income	(18,440)	(30,556)
Financing revenue on sold receivables	78,591	149,351
Interest expense on sold receivables	(14,693)	(23,106)
Premium amortization	35,417	23,137
Other income	16,298	9,384

Total managed net interest margin	$257,638	$260,689

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
Annualized finance revenue, fee and other income	17.9%	16.0%
Annualized interest expense	(5.3)	(3.6)

Annualized net interest margin as a percentage of average total managed receivables	12.6%	12.4%

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
Annualized finance revenue, fee and other income	17.6%	17.0%
Annualized interest expense	(5.0)	(3.3)

Annualized net interest margin as a percentage of average total managed receivables	12.6%	13.7%

     Annualized net interest margin as a percentage of average total managed receivables increased to 12.6% for the three months ended June 30, 2006 as compared to 12.4% for the same period last year. This increase was mainly due to an increase in other income, resulting from gains on interest rate swap agreements, partially offset by an increase in interest expense. Annualized net interest margin as a percentage of average total managed receivables decreased to 12.6.% for the six months ended June 30, 2006 as compared to 13.7% for the same period last year. This decrease was primarily due to an increase in interest expense. The increases in interest expense were due to both a higher cost of funds, due to both higher interest rates and higher cost forms of borrowing, and higher average debt levels.

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
     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At June 30, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$3,718,943	$—	$3,718,943
Sold finance receivables	—	778,782	778,782

Total managed finance receivables	$3,718,943	$778,782	$4,497,725

Number of outstanding contracts	236,399	84,385	320,784

Average principal amount of outstanding contracts (in dollars)	$15,732	$9,229	$14,021

	At December 31, 2005
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables	$2,736,183	$—	$2,736,183
Sold finance receivables	—	1,130,352	1,130,352

Total managed finance receivables	$2,736,183	$1,130,352	$3,866,535

Number of outstanding contracts	176,617	112,317	288,934

Average principal amount of outstanding contracts (in dollars)	$15,492	$10,064	$13,382

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At June 30, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$173,847	4.7%	$75,698	9.7%	$249,545	5.5%
Greater than 60 days	49,652	1.3	20,797	2.7	70,449	1.6

	223,499	6.0	96,495	12.4	319,994	7.1
In repossession	10,816	0.3	7,875	1.0	18,691	0.4

	$234,315	6.3%	$104,370	13.4%	$338,685	7.5%

	At December 31, 2005
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$155,009	5.7%	$120,474	10.7%	$275,483	7.1%
Greater than 60 days	44,079	1.6	37,240	3.3	81,319	2.1

	199,088	7.3	157,714	14.0	356,802	9.2
In repossession	8,158	0.3	13,476	1.2	21,634	0.6

	$207,246	7.6%	$171,190	15.2%	$378,436	9.8%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors.

Delinquencies for our total managed portfolio were lower at June 30, 2006 compared to December 31, 2005, due to normal seasonal delinquency trends and a decline in average age of the total managed portfolio.
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
     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At June 30, 2006
	Owned	Sold	Total Managed
Never extended	88.6%	57.2%	83.2%
Extended:
1-2 times	11.1%	40.9%	16.2%
3-4 times	0.3%	1.9%	0.6%

Total extended	11.4%	42.8%	16.8%

Total	100.0%	100.0%	100.0%

	At December 31, 2005
	Owned	Sold	Total Managed
Never extended	89.1%	60.8%	80.8%
Extended:
1-2 times	10.6%	37.7%	18.5%
3-4 times	0.3%	1.5%	0.7%

Total extended	10.9%	39.2%	19.2%

Total	100.0%	100.0%	100.0%

     At June 30, 2006 and December 31, 2005, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions.
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

     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Owned:
Repossession charge-offs	$49,753	$25,797
Less: Recoveries	(31,147)	(19,228)
Mandatory charge-offs(1)	11,816	7,388

Net charge-offs	$30,422	$13,957

Sold:
Charge-offs	$24,712	$50,216
Less: Recoveries	(14,016)	(23,569)
Mandatory charge-offs(1)	—	—

Net charge-offs	$10,696	$26,647

Total Managed:
Repossession charge-offs	$74,465	$76,013
Less: Recoveries	(45,163)	(42,797)
Mandatory charge-offs(1)	11,816	7,388

Net charge-offs	$41,118	$40,604

Annualized net charge-offs as a percentage of average total managed receivables outstanding	3.9%	4.3%
Recoveries as a percentage of charge-offs	52.3%	51.3%

	For the Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Owned:
Repossession charge-offs	$100,421	$54,916
Less: Recoveries	(65,910)	(40,579)
Mandatory charge-offs(1)	27,400	16,012

Net charge-offs	$61,911	$30,349

Sold:
Charge-offs	$61,721	$120,068
Less: Recoveries	(33,490)	(53,164)
Mandatory charge-offs(1)	—	—

Net charge-offs	$28,231	$66,904

Total Managed:
Repossession charge-offs	$162,142	$174,984
Less: Recoveries	(99,400)	(93,743)
Mandatory charge-offs(1)	27,400	16,012

Net charge-offs	$90,142	$97,253

Annualized net charge-offs as a percentage of average total managed receivables outstanding	4.4%	5.1%
Recoveries as a percentage of charge-offs	52.4%	49.1%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.
     Net charge-offs as a percentage of average total managed receivables outstanding may vary from period to period based upon credit quality, the average age or seasoning of the portfolio and economic factors. Net charge-offs as a percentage of average total managed receivables were 3.9% for the three months ended June 30, 2006 as compared to 4.3% for 2005. Net charge-offs were 4.4% for the six months ended June 30, 2006 as compared to 5.1% for 2005.
     The decreases in annualized net charge-offs as a percentage of average total managed finance receivables was primarily due to increases in recoveries as a percentage of charge-offs and improvements in the credit quality of the total managed portfolio, partially offset by repossession and remarketing expenses included as a component of credit losses beginning April 30, 2005. The increase in recoveries as a percentage of charge-offs was primarily due to increases in recovery rates from auction sales.
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
     Net cash provided by (used in) operating activities was $109.8 million and ($319.8) million during the six months ended June 30, 2006 and 2005, respectively. Cash flows from operating activities are affected by net income or loss as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, impairment charges and accretion of present value discount. Prior to April 30, 2005, cash flows from operating activities included purchases of and proceeds from sales and collections on finance receivables originally classified as held for sale. The $109.8 million of cash flows provided by operating activities for the six months ended June 30, 2006 was primarily due to $16.5 million of net income adjusted by $95.0 million of provision for credit losses. The $319.9 million of cash flows used in operating activities for the six months ended June 30, 2005 was primarily due to $627.4 million in purchases of receivables held for sale partially offset by $215.3 million in collections on finance receivables held for sale and $42.2 million in net income.
     Net cash used in investing activities was $1,055.6 million and $595.0 million for the six months ended June 30, 2006 and 2005, respectively. Cash flows from investing activities are highly dependent upon distributions on our retained interests and purchases of and collections on finance receivables originally classified as held for investment. During the six months ended June 30, 2006, net cash used in investing activities included $1,596.5 million related to purchases of finance receivables held for investment partially offset by $589.2 million in collections on finance receivables held for investment. During the six months ended June 30, 2005, net cash used in investing activities included $553.5 million related to the acquisition of Triad Financial Corporation and $306.6 million in purchases of finance receivables held for investment.
     Net cash provided by financing activities was $948.3 million and $1,039.1 million for the six months ended June 30, 2006 and 2005, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $948.3 million of cash provided by financing activities for the six months ended June 30, 2006 was due to $1,737.9 million in proceeds from issuance of securitization notes and $30.0 million in proceeds from issuance of preferred stock, partially offset by $491.5 million in payments on securitization notes and $298.6 million in net change in warehouse credit facilities. The $1,039.1 million of cash provided by financing activities for the six months ended June 30, 2005 was due to $1,104.0 million in proceeds from issuance of securitization notes and $928.2 million in net change in warehouse credit facilities, partially offset by $1,505.0 million in net change in due to Ford Motor Credit Company.
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
  Securitizations
     We completed nine auto receivables securitization transactions from August 2002 through June 30, 2006. In these transactions, we securitized approximately $8.2 billion of automobile receivables, issuing $7.4 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our intercompany credit facility with Ford Credit and our new warehouse facilities.
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
     At June 30, 2006, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. In that case, we may be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.
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
     In 2004, we completed only one securitization, because we elected not to effect a securitization following the determination by Ford to sell the Company. In the future, we expect to effect securitizations on a frequent basis. We completed two securitizations during 2005 and two securitizations during the first half of 2006. Our last securitization was in May 2006. Subject to market conditions, we presently expect to complete a securitization every three to six months.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Statement permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. We are currently evaluating the impact and timing of this new guidance specifically related to accounting for our retained interests in securitized financial assets.
     In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of adoption date. We are currently evaluating the impact and timing of this new guidance specifically related to accounting for our retained interests in securitized financial assets.
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
     On December 23, 2004, Ford Credit executed a forward-starting swap agreement with us upon signing the Stock Purchase Agreement to hedge underlying interest rates on a portion of our portfolio based on values at the transaction date. This agreement, as amended, had a notional amount of $1.275 billion. This agreement was intended to ensure the economics of the transaction were consistent at closing as agreed to under the Stock Purchase Agreement and not affected by fluctuations in interest rates. This agreement allowed us to minimize the risk of interest rate fluctuations on our gross interest rate margin prior to the closing of the Acquisition. The agreement was settled on April 29, 2005 and resulted in a cumulative gain of $5.2 million.
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
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on their evaluation, they have concluded that the disclosure controls and procedures were effective.
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 30, 2006, the Company sold 1,500,000 shares of Non-Voting Preferred Stock to Triad Holdings Inc., its parent company, for an aggregate purchase price of $30,000,000 in cash. No underwriting discounts or commissions were paid. The Non-Voting Preferred Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Holdings Inc.’s investment intent, financial and business matters sophistication and other typical investment representations. These shares are restricted securities and may not be resold unless registered under the Securities Act or exempt from the registration requirements thereof. The shares of Non-Voting Preferred Stock are not convertible or exchangeable into the Company’s Common Stock. The shares of Non-Voting Preferred Stock are not redeemable at the option of any holder of Non-Voting Preferred Stock. To the extent declared by the board of directors of the Company, quarterly dividends are payable at an annual rate of 10.5%.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT INDEX

Exhibit
No.	Description
2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. †

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).*

10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description
10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

31.1	Certification of Chief Executive Officer (Section 302 Certification).†

31.2	Certification of Principal Financial Officer (Section 302 Certification).†

32.	Certification of Periodic Financial Report (Section 906 Certification).†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 11, 2006	/s/ CARL B. WEBB Carl B. Webb
President & Chief Executive Officer

Date: August 11, 2006	/s/ MIKE L. WILHELMS

Mike L. Wilhelms
Senior Vice President & Chief Financial Officer