Form 10-Q
period 2006-09-30
TRIAD FINANCIAL CORP
filed 2006-11-13
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of October 10, 2006, the registrant had 9,069 shares of common stock outstanding, all of which were owned by the registrant’s parent, Triad Holdings Inc.

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

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	Successor
	September 30, 2006	December 31, 2005
	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$52,778	$45,295
Cash — restricted	256,354	153,231
Finance receivables held for investment, net	3,791,402	2,596,809
Retained interest in securitized assets	114,831	216,952
Accounts receivable	45,013	31,438
Fixed assets, net of accumulated depreciation of $11,587 in 2006 and $5,554 in 2005	19,244	16,733
Collateral held for resale	17,830	8,158
Capitalized financing costs, net of accumulated amortization of $16,910 in 2006 and $6,851 in 2005	15,848	20,263
Deferred tax asset, net	41,528	13,076
Goodwill	30,446	30,446
Taxes receivable	3,970	—
Other assets	3,083	5,755

Total assets	$4,392,327	$3,138,156

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Revolving credit facilities	$1,226,975	$935,848
Due to Ford Motor Credit Company	16,989	52,323
Securitization notes payable	2,509,896	1,572,268
Senior notes payable	149,144	149,079
Taxes payable	—	6,923
Other liabilities	77,130	64,883

Total liabilities	3,980,134	2,781,324

Commitments and contingencies (Note 12)

Stockholder’s Equity
Preferred stock, no par value; authorized 3,000,000 shares; issued and outstanding 1,500,000 shares at September 30, 2006 and none at December 31, 2005	30,000	—
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at September 30, 2006 and December 31, 2005	—	—
Additional paid in capital	345,000	345,000
Retained earnings	28,153	9,983
Accumulated other comprehensive income	9,040	1,849

Total stockholder’s equity	412,193	356,832

Total liabilities and stockholder’s equity	$4,392,327	$3,138,156

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)
Financing and other interest income	$162,011	$78,644
Interest expense	55,482	31,801

Net interest margin	106,529	46,843

Provision for credit losses	68,154	19,285

Net interest margin after provision for credit losses	38,375	27,558

Securitization and servicing income	4,782	8,752
Other income (loss)	(3,257)	7,423

Total other revenues	1,525	16,175

Operating expenses	35,878	36,833

Total expenses	35,878	36,833

Income before income taxes	4,022	6,900
Provision for income taxes	1,588	2,746

Net income	$2,434	$4,154

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	through	through
	September 30, 2006	September 30, 2005	April 29, 2005
	(Note 1)	(Note 1)	(Note 1)
		(Dollars in thousands)
		(Unaudited)
Financing and other interest income	$411,253	$124,220	$127,243
Interest expense	144,259	50,701	21,440

Net interest margin	266,994	73,519	105,803

Provision for credit losses	163,196	27,517	—

Net interest margin after provision for credit losses	103,798	46,002	105,803

Securitization and servicing income	18,063	15,782	16,597
Other income	13,041	7,296	9,512

Total other revenues	31,104	23,078	26,109

Operating expenses	103,759	55,835	39,857
Other expenses	—	—	30,505

Total expenses	103,759	55,835	70,362

Income before income taxes	31,143	13,245	61,550
Provision for income taxes	12,185	5,264	23,208

Net income	$18,958	$7,981	$38,342

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Successor		Predecessor
	Nine Months Ended	April 30, 2005	January 1, 2005
	September, 30,	Through	Through
	2006	September 30, 2005	April 29, 2005
	(Note 1)	(Note 1)	(Note 1)
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$18,958	$7,981	$38,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchases of finance receivables held for sale	—	—	(627,399)
Collections on finance receivables held for sale	—	—	215,322
Depreciation and amortization	16,157	7,415	2,714
Provision for credit losses	163,196	27,517	—
Deferred income tax benefit	(33,146)	—	—
Accretion of present value discount	(20,379)	(18,181)	(22,046)
Amortization of purchase premium	45,369	54,820	—
Impairment charges on retained interest on securitizations	—	1,575	490
Changes in operating assets and liabilities
Accounts receivable	(13,575)	12,451	(3,711)
Other assets	1,884	(3,989)	(375)
Other liabilities	12,247	25,087	(8,161)
Current taxes receivable/payable	(10,893)	5,264	21,259

Net cash provided by (used in) operating activities	179,818	119,940	(383,565)

Cash flows from investing activities
Acquisition of Triad Financial Corporation	—	(553,548)	—
Distributions from gain on sale trusts	134,386	65,130	75,675
Repurchases from gain on sale trusts	(131,212)	—	—
Purchases of finance receivables held for investment	(2,223,083)	(797,420)	—
Collections on finance receivables held for investment	941,465	352,181	43,760
Change in restricted cash	(103,123)	(144,225)	—
Purchases of fixed assets	(8,545)	(3,618)	(1,556)

Net cash (used in) provided by investing activities	(1,390,112)	(1,081,500)	117,879

Cash flows from financing activities
Net change in warehouse credit facilities	287,127	456,321	—
Net change in residual credit facilities	4,000	81,000	—
Net change in due to Ford Motor Credit Company	(35,334)	(1,808,651)	263,546
Issuance of securitization notes	1,737,882	2,009,168	—
Payment on securitization notes	(800,254)	(233,898)	—
Issuance of senior notes	—	149,025	—
Capitalized finance costs	(5,644)	(26,744)	—
Issuance of preferred stock	30,000	—	—
Issuance of common stock	—	345,000	—

Net cash provided by financing activities	1,217,777	971,221	263,546

Net increase (decrease) in cash and cash equivalents	7,483	9,661	(2,140)
Cash and cash equivalents
Beginning of period	45,295	23,644	25,784

End of period	$52,778	$33,305	$23,644

Non-cash Activity
Goodwill generated from acquisition of Triad Financial Corporation (Note 1)	$—	$30,446	$—

Transfer of finance receivables from held for sale to held for investment	$—	$—	$41,894

Preferred Stock dividend declared	$788	$—	$—

Supplemental Disclosure
Interest paid	$139,679	$43,584	$—

Income taxes paid	$56,220	$—	$—

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
     On April 29, 2005, a newly formed entity, Triad Holdings Inc. (“Triad Holdings”) and its wholly owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation. Triad Holdings is beneficially owned by Hunter’s Glen/Ford Ltd, affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner, L.L.C.
     In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings, plus related purchase accounting adjustments, have been recorded in our financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning April 30, 2005. Information for all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting.
     As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. The purchase price paid by Triad Holdings plus acquisition and closing costs, exceeded the fair value of net assets acquired, resulting in approximately $30.4 million of goodwill.
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
   Stock-Based Compensation
     Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment, revised 2004,” prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method which is one of the

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
adoption methods provided for under SFAS 123R. SFAS 123R, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107, “Share-Based Payment” which the Securities and Exchange Commission (“SEC”) issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies.
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
     In connection with the Acquisition, the carrying value of our finance receivables owned as of the Acquisition (“Predecessor Finance Receivables Held For Investment”) was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk. Financing income for Predecessor Finance Receivables Held For Investment is recognized using the level yield method based on expected cash flows. Financing income on Predecessor Finance Receivables Held For Investment includes interest income recognized using the interest method based on contractual cash flows and is net of premium amortization.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Estimated gains or losses from the sale of finance receivables were recognized in the period in which the sale occurred. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivables pool was allocated between the portions sold and the portions retained based on their relative fair values at the date of sale. The Company retained certain interests in the sold receivables. These retained interests included subordinated certificates, restricted cash and interest-only strips held for the benefit of securitization entities. These retained interests are classified as securities available for sale and are reported at fair value. If there is a decline in fair value and it is judged to be other than temporary, the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings. If there is a change in fair value and it is judged to be temporary, the securities are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. In securitization transactions accounted for as a sale of receivables, the Company retains the servicing rights and receives a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing rights, no servicing asset or liability is recorded and the fee is recognized as collected over the remaining term of the related sold finance receivables.
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
   Derivative Financial Instruments
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our interest rate swap agreements outstanding are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Fair value is calculated using current market rates for similar instruments with the same remaining maturities.
   Fixed Assets
     Fixed assets are carried at cost less accumulated depreciation. Fixed assets owned as of the acquisition date were adjusted to fair market value and are being depreciated over their remaining useful lives.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Depreciation is calculated principally on the straight-line method over their remaining useful lives of the assets as follows:

Equipment	3-5 years
Software	3-5 years
Furniture and fixtures	5 years
     Depreciation expense totaled $1.9 million for the three months ended September 30, 2006, as compared to $2.0 million for the three months ended September 30, 2005. Depreciation expense was $6.0 million for the nine months ended September 30, 2006, $3.3 million for the period April 30, 2005 through September 30, 2005 and $2.7 million for the period of January 1, 2005 through April 29, 2005.
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
   Income Taxes
     The Corporation accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, resulting in two components of income tax expense; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. In accordance with SFAS No. 5, Accounting for Contingencies, the Company also establishes liabilities related to items in dispute with various tax authorities when the item becomes probable and the cost can be reasonably estimated.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
3. Finance Receivables
     Finance receivables at September 30, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)
Finance receivables held for investment	$2,873,483	$1,174,775
Premiums (discounts)	(7,603)	(4,701)
Deferred costs, net	23,794	9,584
Allowance for credit losses	(150,536)	(51,259)

Finance receivables held for investment, net	2,739,138	1,128,399

Predecessor finance receivables held for investment, net	968,214	1,468,410
Finance receivables repurchased from gain on sale trusts, net	84,050	—

Total finance receivables held for investment, net	$3,791,402	$2,596,809

     Prior to April 30, 2005, finance receivables that we originated were classified as held for sale and carried at the lower of cost or market on an aggregate basis with any write-downs to market recorded as a charge to earnings and reflected in other expenses. The amount of write-downs to market value charged to earnings totaled $30.5 million for the period January 1, 2005 through April 29, 2005.
     The aggregate unpaid principal balances of finance receivables more than 60 days past due were $68.0 million at September 30, 2006 and $44.1 million at December 31, 2005.
     The activity in the predecessor finance receivables held for investment for the nine months ended September 30, 2006 and 2005 is summarized as follows:

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(154,717)	—	(154,717)	111,395	(43,322)
Principal collections	(456,874)	—	(456,874)	—	(456,874)
Charge-offs	(55,773)	55,773	—	—	—
Reclassification to accretable discount	—	34,056	34,056	(34,056)	—
Change in cash flows	(118,215)	141,437	23,222	(23,222)	—

Balance, September 30, 2006	$1,434,613	$(293,444)	$1,141,169	$(172,955)	$968,214

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, April 29, 2005	$3,163,361	$(735,613)	$2,427,748	$(365,383)	$2,062,365
Interest income	(131,579)	—	(131,579)	76,759	(54,820)
Principal collections	(334,736)	—	(334,736)	—	(334,736)
Charge-offs	(41,572)	41,572	—	—	—
Change in cash flows	(90,114)	90,114	—	—	—

Balance, September 30, 2005	$2,565,360	$(603,927)	$1,961,433	$(288,624)	$1,672,809

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the three and nine months ended September 30, 2006 and 2005 are summarized as follows:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$119,623	$8,231
Provision for credit losses	68,154	19,285
Charge-offs	(38,509)	(294)
Recoveries	1,268	22

Balance, end of period	$150,536	$27,244

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	September 30,	September 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$51,259	$—	$16,081
Provision for credit losses	163,196	27,517	—
Charge-offs	(66,382)	(295)	(7,465)
Recoveries	2,463	22	6,447

Balance, end of period	$150,536	$27,244	$15,063

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
5. Sales of Receivables
   Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the three and nine months ended September 30, 2006 and 2005 are summarized as follows:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$778,782	$1,559,771
Called receivables	(85,373)	—
Collections and write-offs	(117,192)	(233,116)

Balance, end of period	$576,217	$1,326,655

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	September 30,	September 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$1,130,352	$1,719,178	$2,082,102
Called receivables	(131,005)	—	—
Collections and write-offs	(423,130)	(392,523)	(362,924)

Balance, end of period	$576,217	$1,326,655	$1,719,178

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $17.5 million at September 30, 2006 and $37.2 million at December 31, 2005. Credit losses, net of recoveries, totaled $14.1 million and $42.4 million for the three and nine months ended September 30, 2006, respectively. Credit losses net of recoveries, totaled $35.4 million for the three months ended September 30, 2005, $49.0 million for the period January 1, 2005 through April 29, 2005 and $53.4 million for the period April 30, 2005 through September 30, 2005.
   Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at September 30, 2006 and December 31, 2005 are summarized as follows:

	Successor
	2006	2005
	(Dollars in thousands)
Restricted cash held for the benefit of securitizations	$57,751	$80,298
Overcollaterization	74,908	150,283
Interest-only	(17,828)	(13,629)

Retained interest in securitized assets	$114,831	$216,952

     The Company’s residual interest in securitization transactions includes the value associated with future cash flows generated from overcollateralization and any excess spread amounts. Overcollateralization receivable represents the difference between securitized receivables outstanding and notes outstanding, including subordinated certificates.
     Retained interests in securitized assets are recorded at fair value. The fair value of subordinated certificates is estimated based on market prices for comparable instruments. The fair value of residual interests is determined based on calculating the present value of the projected cash flows to be received using management’s best estimates of key assumptions, including discount rate, prepayment rate and credit losses.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. Distributions related to our retained interest in securitized assets are recorded as received. The amount of accounts receivable representing receivables from securitization trusts totaled $8.5 million at September 30, 2006 and $7.5 million at December 31, 2005.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     The activity in the retained interest in securitized assets for the periods ended September 30, 2006 and 2005 are summarized as follows:

	Subordinated	Restricted	Over-	Interest-
	Certificates	Cash	Collateralization	Only	Total
	(Dollars in thousands)
(Successor, Note 1)
Balance, December 31, 2005	$—	$80,298	$150,283	$(13,629)	$216,952
Distributions	—	(9,360)	(32,121)	(10,151)	(51,632)
Residual interest income	—	—	—	8,171	8,171
Impairment charge	—	—	—	—	—
Unrealized gains (losses)	—	—	—	1,276	1,276

Balance, March 31, 2006	$—	$70,938	$118,162	$(14,333)	$174,767

Distributions	—	—	(17,853)	(16,798)	(34,651)
Residual interest income	—	—	—	6,249	6,249
Impairment charge	—	—	—	—	—
Unrealized gains (losses)	—	—	—	12,219	12,219

Balance, June 30, 2006	$—	$70,938	$100,309	$(12,663)	$158,584

Distributions	—	(13,187)	(25,401)	(9,592)	(48,180)
Residual interest income	—	—	—	5,960	5,960
Impairment charge	—	—	—	—	—
Unrealized gains (losses)	—	—	—	(1,533)	(1,533)

Balance, September 30, 2006	$—	$57,751	$74,908	$(17,828)	$114,831

(Predecessor, Note 1)
Balance, December 31, 2004	$26,934	$82,225	$254,445	$(8,523)	$355,081
Distributions	(16,849)	(1,893)	(21,759)	(15,570)	(56,071)
Residual interest income	—	—	—	16,786	16,786
Impairment charge	—	—	—	(369)	(369)
Unrealized gains (losses)	—	—	—	(5,160)	(5,160)

Balance, March 31, 2005	$10,085	$80,332	$232,686	$(12,836)	$310,267

Distributions	(4,978)	(34)	(6,705)	(7,887)	(19,604)
Residual interest income	—	—	—	5,260	5,260
Impairment charge	—	—	—	(120)	(120)
Unrealized gains (losses)	—	—	—	(2,466)	(2,466)

Balance, April 29, 2005	$5,107	$80,298	$225,981	$(18,049)	$293,337

(Successor, Note 1)
Distributions	(4,762)	—	(16,842)	(1,966)	(23,570)
Residual interest income	—	—	—	7,602	7,602
Impairment charge	—	—	—	(193)	(193)
Unrealized gains (losses)	—	—	—	357	357

Balance, June 30, 2005	$345	$80,298	$209,139	$(12,249)	$277,533

Distributions	(345)	—	(31,969)	(15,132)	(47,446)
Residual interest income	—	—	—	10,579	10,579
Impairment charge	—	—	—	(1,382)	(1,382)
Unrealized gains (losses)	—	—	—	3,222	3,222

Balance, September 30, 2005	$—	$80,298	$177,170	$(14,962)	$242,506

     At September 30, 2006, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.45 to 1.60 and an expected cumulative lifetime loss of 10.4% to 13.2%.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
receivables portfolio typically has not fluctuated significantly with changes in market interest rates or other economic or market factors.
   Securitization and Servicing Income
     The activity in income related to the sales of receivables reported for the three and nine months ended September 30, 2006 and 2005 are summarized as follows:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Dollars in thousands)
Servicing fee income	$4,782	$10,134
Impairment charge on retained interest in securitized assets	—	(1,382)

Securitization and servicing income, net	$4,782	$8,752

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	September 30,	September 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Servicing fee income	$18,063	$17,357	$17,087
Impairment charge on retained interest in securitized assets	—	(1,575)	(490)

Securitization and servicing income, net	$18,063	$15,782	$16,597

6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at September 30, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)
Warehouse loan facilities	$1,117,975	$830,848
Residual loan facilities	109,000	105,000

Total revolving credit facilities	$1,226,975	$935,848

     Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at September 30, 2006 are summarized as follows:

	Facility	Advances	Collateral
	Amount	Outstanding	Pledged
	(Dollars in thousands)
Warehouse loan facility, due April 2007(a)	$625,000	$555,895	$618,248
Residual loan facility, due April 2007(a)	125,000	54,500	211,929
Warehouse loan facility, due October 2007	625,000	562,080	624,717
Residual loan facility, due October 2007	125,000	54,500	211,929

(a)	Warehouse and residual loan facilities provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million. Each of our warehouse and residual loan facilities bear interest at a floating rate. At September 30, 2006, the interest rate on our two warehouse loan facilities was 5.83% and the interest rate on our two residual loan facilities was 7.88%.
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
     The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of September 30, 2006, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.
     Capitalized financing costs with an unamortized balance of $5.8 million at September 30, 2006 are being amortized over the contractual terms of the warehouse and residual loan facilities. Capitalized financing costs include $3.8 million in remaining unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the three and nine months ended September 30, 2006 includes $7.3 million and $14.6 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.
7. Due to Ford Motor Credit Company
     Amounts due to Ford Credit at September 30, 2006 and December 31, 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)
Note payable	$16,989	$52,323

     The Company’s note payable to Ford Credit is subject to a maximum borrowing amount pursuant to the Loan and Security Agreement based on a percentage of unpaid principal balance of certain acquired receivables securing the note. This agreement also provides that the entire remaining amount payable under the note is immediately due and payable when the unpaid principal balance of these receivables securing the note is less than $15 million. At September 30, 2006, the interest rate on the note payable was 6.00% and the unpaid principal balance of acquired receivables securing the note was $16.9 million.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     The effect of transactions with Ford Credit included in the Company’s income statements for the three and nine months ended September 30, 2006 and 2005 are summarized as follows:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Dollars in thousands)
Interest expense	$320	$1,381

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	September 30,	September 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Interest expense	$1,411	$2,913	$21,440
Gain on interest rate swap agreement	$—	$—	$5,164
8. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at September 30, 2006 are summarized as follows:

		Original
	Original	Weighted Average	Finance	Current
	Note	Fixed Interest	Receivables	Note
Transaction	Amount	Rate	Pledged	Balance
	(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$631,156	$571,458
2005-B, due April 12, 2013(a)	$905,303	4.32%	$566,738	$512,807
2006-A, due April 12, 2013(a)	$822,500	4.88%	$684,077	$615,598
2006-B, due November 12, 2012(a)	$915,500	5.50%	$874,810	$810,033

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
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
     Capitalized financing costs with an unamortized balance of $5.2 million at September 30, 2006 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.2 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
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

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. As of September 30, 2006, the Company was in compliance with its agreements with its guarantee insurance providers.
9. Senior Notes Payable
     On April 29, 2005, Triad Acquisition Corp. issued $150.0 million of Senior Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”), to certain accredited investors pursuant to Rule 501 under the Securities Act, and to non-U.S. persons in reliance on Regulation S under the Securities Act. The notes also included a registration rights agreement requiring the Company to file a registration statement under the Securities Act and to consummate an exchange offer after the effective date of the registration statement. The exchange offer was consummated on January 9, 2006. In connection with the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation.
     The notes have a stated coupon of 11.125% and were issued at a discount to yield 11.25%. The notes mature on May 1, 2013 but can be redeemed, in whole or in part, on or after May 1, 2010, at specified redemption prices, and on or after May 1, 2012, at par value.
     Capitalized financing costs with an unamortized balance of $4.8 million at September 30, 2006 are being amortized over the contractual term of the notes. Capitalized financing costs include $3.4 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
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
     In the third quarter of 2006, the Company declared and settled through an intercompany transaction, a quarterly dividend of $787,500 based on an annual rate of 10.5% to Triad Holdings Inc.
11. Derivative Financial Instruments
     At September 30, 2006, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $1,220.6 million. The fair value of these agreements at September 30, 2006 was a net loss of $0.7 million. Other income for the three and nine months ended September 30, 2006 included $8.1 million and $2.5 million, respectively, in losses on our interest rate swap agreements. Other income for the three months ended September 30, 2005 included $3.4 million in gains on our interest rate swap agreements. Other income for the period April 30, 2005 through September 30, 2005 and for the period January 1, 2005 through April 29, 2005 included $0.8 and $5.2 million, respectively, in gains on our interest rate swap agreements. Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements during the period April 30, 2005 through September 30, 2006. There were no interest rate swap agreements with external third parties prior to April 30, 2005.

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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at September 30, 2006 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
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
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations totaled $1.0 million for the three months ended September 30, 2006 and $1.1 million for the three months ended September 30, 2005. Rental expense totaled $3.1 million for the nine months ended September 30, 2006 $1.4 million for the period January 1, 2005 through April 29, 2005, and $1.8 million for the period April 30, 2005 through September 30, 2005.
     Future minimum rental commitments under all noncancellable leases at September 30, 2006 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2006	$893
2007	$3,572
2008	$2,091
2009	$1,794
2010	$1,794
2011 and thereafter	$3,440

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
13. Comprehensive Income
     Comprehensive income for the nine months ended September 30, 2006 and 2005 is summarized as follows:

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	September 30,	September 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Net income	$18,958	$7,981	$38,342
Other comprehensive income, net
Unrealized holding gains (losses) on available for sale securities (net of tax of $4,893, $1,414 and $898)	7,494	2,165	(1,483)
Net unrealized holding gains reclassified into earnings (net of tax of $198, and $1,977)	(303)	—	(3,267)

Total other comprehensive income, net	7,191	2,165	(4,750)

Comprehensive income	$26,149	$10,146	$33,592

     The changes in accumulated other comprehensive income for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	September 30,	September 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$1,849	$17,867	$22,617
Purchase accounting adjustments	—	(17,867)	—
Current period change	7,191	2,165	(4,750)

Balance, end of period	$9,040	$2,165	$17,867

14. Stock-Based Compensation
     Following the closing of the Acquisition, Triad Holdings adopted a stock plan under which employees, officers, directors and consultants of the Company could be granted options to purchase shares of Triad Holdings’ common stock. The maximum number of shares available for grant is equal to approximately 8% of the fully diluted shares of Triad Holdings. The stock options vest annually, generally at the rate of 20% per year, provided the grantees continue to provide services to the Company. All options not exercised expire ten years after the date of grant.
     Because the Company is considered to be nonpublic under SFAS 123R, the Company elected to use the formula value (book value) method to calculate compensation expense, in which the Company remeasures its liability each period. The awards are liability-classified based on a repurchase feature of the option agreements. The Company has elected to use a straight-line vesting attribution method for awards granted upon its adoption of SFAS 123R.
     The Company’s compensation expense for stock-based employee compensation was $0.8 million for the three and nine months ended September 30, 2006. This expense is the result of the vesting of previously granted stock awards. No stock options were granted during the three months ended September 30, 2006.

Triad Financial Corporation
Notes to Consolidated Financial Statements — (Continued)
     A summary of stock option activity under the Company’s stock option plan is summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except
	weighted-average
	exercise price)
Outstanding at July 1, 2005	—	—
Granted	2,000	$7.50
Exercised	—	—
Canceled/forfeited	—	—

Outstanding at December 31, 2005	2,000	$7.50

Granted	1,000	$7.73
Exercised	—	—
Canceled/forfeited	—	—

Outstanding at September 30, 2006	3,000	$7.58

Exercisable at September 30, 2006	1,000	$7.55

Weighted average remaining contractual life in years		9.07

15. Subsequent Event
     On October 18, 2006 we completed an auto receivables securitization transaction, 2006-C. In this transaction we securitized approximately $1,174.4 million of auto receivables, issuing $1,092.2 million of class A notes. The proceeds from the transaction were primarily used to repay outstanding borrowings under our warehouse facilities.

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
General
     Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of automobile installment contracts. We purchase auto finance contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the purchase and origination of receivables, we rely upon lines of credit and warehouse and residual credit facilities. Prior to the Acquisition, we relied upon lines of credit, including advances from Ford Credit since we were acquired by a subsidiary of Ford Motor Company in June 1999. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we completed ten securitizations of auto receivables. Prior to our May 25, 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Effects of the Transactions
     From June 1999 and until the Acquisition, we funded our purchases of contracts, on an interim basis, with funds received from Ford Credit pursuant to an agreement providing for up to $3.0 billion of advances. For long-term financing, we have issued asset-backed securities. Since August 2002, we have sold or securitized over $9.3 billion of contracts in one private and nine public offerings of asset-backed securities. Upon consummation of the Acquisition, we replaced the financing received from Ford Credit with two new warehouse facilities and two new residual facilities that collectively provide us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal. Prior to the closing of the Acquisition, we completely replaced the treasury and cash management functions previously provided by Ford Credit. In addition, our tax compliance and internal audit functions were replaced after the closing of the Acquisition.
Components of Revenues and Expenses
     Most of our revenues are generated from the purchase, origination, retention, subsequent securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate. Our income related to sale of receivables includes: (1) the gain-on-sales of receivables sold to Trusts in securitization transactions, (2) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts, (3) the supplemental servicing fee income we receive from servicing the receivables in those Trusts, (4) residual interest income on the retained interest in securitized assets we retain from securitization transactions accounted for as sales, and (5) interest income received with respect to notes we retain from securitization transactions accounted for as sales. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance, extended service contracts, referral fees received from other lenders and payment convenience fees.
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
Results of Operations
   Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005
     Our net income was $2.4 million for the three months ended September 30, 2006, compared to $4.2 million for 2005. The decrease in net income was primarily due to higher provision for credit losses and losses on our interest rate swap agreements partially offset by higher net interest margin.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,790,230	$2,330,146

     Average owned finance receivables increased by 62.7% for the three months ended September 30, 2006 as compared to 2005. This increase was attributable to a change in how we account for securitization transactions combined with an increase in new loan originations. Beginning with our May 2005 securitization transaction, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Additionally, we purchased and originated $623.6 million of auto contracts for the three months ended September 30, 2006, compared to $489.0 million during same period last year. This increase was due to a higher level of originations in our dealer channel resulting from increased efforts to sign up new dealers combined with the introduction of our third generation scorecards in December 2005. The scorecards were created based on our consumer demographic and portfolio performance databases and further enhance the categorization of credit applicants by credit risk.
     The average new contract size was $18,639 for the three months ended September 30, 2006, compared to $18,149 for 2005. The average annual percentage rate on contracts purchased and originated was 17.1% and 16.2% during the three months ended September 30, 2006 and 2005, respectively.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Financing income	$153,252	$67,233
Other interest income	8,759	11,411
Interest expense	(55,482)	(31,801)

Net interest margin	$106,529	$46,843

Annualized financing income as a percentage of average owned finance receivables	16.2%	11.5%

     The 127.4% increase in net interest margin for the three months ended September 30, 2006 as compared to 2005 was due to an increase in financing income partially offset by an increase in interest expense combined with a decrease in other interest income. Net interest margin was reduced by $10.0 million and $31.7 million of net premium amortization for the three months ended September 30, 2006 and 2005, respectively, related to our Predecessor Finance Receivables Held For Investment and our receivables repurchased from gain on sale trusts.

     The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 16.2% for the three months ended September 30, 2006 from 11.5% in 2005 was primarily due to an increase in pricing combined with lower net premium amortization. Effective April 30, 2005, we adjusted Predecessor Finance Receivables Held For Investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $10.0 million and $31.7 million of premium amortization for the three months ended September 30, 2006 and 2005, respectively, related to these receivables. Excluding the premium amortization, the average yield on receivables for the three months ended September 30, 2006 and 2005 would be 17.2% and 17.0%, respectively.
     During the second and third quarters of 2006, expected cash flows from Predecessor Finance Receivables Held For Investment were reevaluated and determined to be greater than originally expected. This resulted in a higher yield being recognized on these receivables during the second and third quarters of 2006 which is expected to continue in future periods.
     Other interest income decreased to $8.8 million for the three months ended September 30, 2006, compared to $11.4 million for 2005. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances partially offset by an increase in interest income received on restricted cash accounts.
     The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds increased to 5.9% for the three months ended September 30, 2006, as compared to 5.2% for the three months ended September 30, 2005, due to higher interest rates. Average debt outstanding was $3,772.2 million and $2,455.0 million for the three months ended September 30, 2006 and 2005, respectively.
   Provision for Credit Losses
     Our provision for credit losses was $68.2 million for the three months ended September 30, 2006, compared to $19.3 million for the three months ended September 30, 2005. Our provision for credit losses increased significantly as a result of the increase in size of the portfolio as well as an increase in the average age, or seasoning, of the portfolio and higher charge-offs. Our finance receivables are classified as held for investment with an allowance for credit losses maintained at a level adequate to cover probable losses related to impaired receivables originated subsequent to April 29, 2005.
   Securitization and Servicing Income
     Securitization and servicing income is summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Servicing fee income	$4,782	$10,134
Impairment charge on retained interest	—	(1,382)

Securitization and servicing income	$4,782	$8,752

     Securitization and servicing income decreased to $4.8 million for the three months ended September 30, 2006, compared to $8.8 million for the three months ended September 30, 2005. Securitization and servicing income represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in securitization and servicing income for the three months ended September 30, 2006 as compared to 2005 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances. There were no impairment charges on our retained interest in securitized assets during the three months ended September 30, 2006.

     Other Income (Loss)
     Other income (loss) is summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Customer fees	$5,207	$3,580
Gains (losses) on interest rate swap agreements	(8,092)	3,366
Other	(372)	477

Other income (loss)	$(3,257)	$7,423

     Our other income (loss) includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance, extended service contracts and payment convenience fees, and gains and losses on our interest rate swap agreements. Excluding gains (losses) on interest rate swap agreements, the increase in other income (loss) for the three months ended September 30, 2006 as compared to 2005 was primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.
   Expenses
     Operating expenses were $35.9 million for the three months ended September 30, 2006, compared to $36.8 million for the three months ended September 30, 2005. The $0.9 million decrease in operating expenses for the three months ended September 30, 2006 as compared to 2005 was due to the 2005 period including $4.4 million in expenses recorded related to consolidating certain functions, including collections, at our Texas facility combined with $1.6 million in severance expense associated with the step-down of our former chief executive officer and $1.5 million in legal settlements expense. This was mostly offset by the 2006 period including higher costs associated with increased loan application volume combined with increased servicing costs related to portfolio growth and maintaining lower account-to-collector ratios, higher compensation expense, higher outside contractor fees and higher data processing expenses. Annualized operating expenses as a percentage of average total managed receivables decreased to 3.3% for the three months ended September 30, 2006 as compared to 3.9% for the same period last year.
   Income Taxes
     Income tax expense was $1.6 million for the three months ended September 30, 2006, as compared to $2.7 million in 2005. Our effective income tax rate was 39.5% for the three months ended September 30, 2006 and 39.8% for 2005.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005
     Our net income was $19.0 million for the nine months ended September 30, 2006, compared to $46.3 million for 2005. The decrease in net income was primarily due to higher provision for credit losses and lower other revenues and partially offset by higher net interest margin and lower expenses.

     Net Interest Margin
     Our average owned finance receivables outstanding are summarized as follows:

	For the Nine Months Ended
	September 30,
	2006		2005
	(Dollars in thousands)
Held for sale	$	N/A	$583,760
Held for investment		3,340,870	1,530,289

Average owned finance receivables, carrying value		$3,340,870	$2,114,049

     Average owned finance receivables increased by 58.0% for the nine months ended September 30, 2006 as compared to 2005. This increase was attributable to a change in how we account for securitization transactions combined with an increase in new loan originations. Beginning with our May 2005 securitization transaction, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Additionally, we purchased and originated $2,211.8 million of auto contracts during the first nine months of 2006, compared to $1,419.4 million during same period last year. This increase was primarily due to a higher level of originations in our dealer channel.
     The average new contract size was $18,643 for the nine months ended September 30, 2006, compared to $18,017 for 2005. The average annual percentage rate on contracts purchased and originated was 17.2% and 16.1% during the nine months ended September 30, 2006 and 2005, respectively.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Financing income	$384,054	$209,496
Other interest income	27,199	41,967
Interest expense	(144,259)	(72,141)

Net interest margin	$266,994	$179,322

Annualized financing income as a percentage of average owned finance receivables	15.3%	13.2%

     The 48.9% increase in net interest margin for the nine months ended September 30, 2006 as compared to 2005 was due to an increase in financing income partially offset by an increase in interest expense combined with a decrease in other interest income. Net interest margin was reduced by $45.4 million and $54.8 million of net premium amortization for the nine months ended September 30, 2006 and 2005, respectively, related to our Predecessor Finance Receivables Held For Investment and our receivables repurchased from gain on sale trusts.
     The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 15.3% for the nine months ended September 30, 2006 from 13.2% in 2005 was primarily due to an increase in pricing combined with lower net premium amortization. Effective April 30, 2005, we adjusted Predecessor Finance Receivables Held For Investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $45.4 million and $54.8 million of premium amortization for the first nine months ended September 30, 2006 and 2005, respectively, related to these receivables. Excluding the premium amortization, the average yield on receivables for the nine months ended September 30, 2006 and 2005 would be 17.1% and 16.7%, respectively.
     Other interest income decreased to $27.2 million for the nine months ended September 30, 2006, compared to $42.0 million for 2005. This decrease was mainly due to a decrease in residual interest income and interest received from retained notes caused by lower retained interest in securitized asset balances partially offset by an increase in interest income received on restricted cash accounts.

     The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds increased to 5.6% for the nine months ended September 30, 2006, as compared to 4.5% for the nine months ended September 30, 2005, due to both higher interest rates and higher-cost forms of borrowing, including our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Average debt outstanding was $3,425.8 million and $2,158.4 million for the nine months ended September 30, 2006 and 2005, respectively.
   Provision for Credit Losses
     Our provision for credit losses was $163.2 million for the nine months ended September 30, 2006 compared to $27.5 million for the nine months ended September 30, 2005. Our provision for credit losses increased significantly as a result of the change in accounting for our securitization transactions from sales of receivables to secured financings as we generally begin recording a provision for credit losses upon the origination and purchase of each contract. As a result of this change, our finance receivables are classified as held for investment with an allowance for credit losses maintained at a level adequate to cover probable losses related to impaired receivables originated subsequent to April 29, 2005. Our provision for credit losses also increased as a result of the increase in size of the portfolio as well as an increase in the average age, or seasoning, of the portfolio and higher charge-offs.
   Securitization and Servicing Income
     Securitization and servicing income is summarized as follows:

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Servicing fee income	$18,063	34,444
Impairment charge on retained interest	—	(2,065)

Securitization and servicing income	$18,063	$32,379

     Securitization and servicing income decreased to $18.1 million for the nine months ended September 30, 2006, compared to $32.4 million for the nine months ended September 30, 2005. Securitization and servicing income represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in securitization and servicing income for the nine months ended September 30, 2006 as compared to 2005 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances. There were no impairment charges on our retained interest in securitized assets during the nine months ended September 30, 2006.
   Other Income
     Other income is summarized as follows:

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Customer fees	$14,978	$9,641
Gains (losses) on interest rate swap agreements	(2,528)	5,991
Other	591	1,176

Other income	$13,041	$16,808

     Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance, extended service contracts and payment convenience fees, and gains and losses on our interest rate swap agreements. Excluding gains (losses) on interest rate swap agreements, the slight increase in other income for the nine months ended September 30, 2006 as compared to 2005 was primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.
   Expenses
     Operating expenses were $103.8 million for the nine months ended September 30, 2006, compared to $95.7 million for the nine months ended September 30, 2005. The $8.1 million increase in operating expenses for the nine months ended September 30, 2006 as compared to 2005 was due to a $2.0 million charge related to the sale of extended service contracts combined with higher costs associated with increased loan application volume, increased servicing costs related to portfolio growth and maintaining lower account-to-collector ratios, higher compensation expense, higher outside contractor fees and higher data processing expenses. This was partially offset by operating expenses for the nine months ended September 30, 2005 including $4.4 million in expenses recorded related to consolidating certain functions, including collections, at our Texas facility combined with $1.6 million in severance expense associated with the step-down of our former chief executive officer and $1.5 million in legal settlements expense. Additionally, operating expenses for the first nine months of 2005 included $2.8 million in repossession and remarketing expenses incurred during the period January 1, 2005 through April 29, 2005, that are no longer classified as operating expenses. Subsequent to April 29, 2005, these repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather as a component of credit losses on charged-off receivable balances. Annualized operating expenses as a percentage of average total managed receivables decreased to 3.3% for the nine months ended September 30, 2006 as compared to 3.4% for the same period last year.
     Other expenses were $30.5 million for the nine months ended September 30, 2005. Prior to April 30, 2005, other expenses represented write-downs to market value on loans that no longer met our securitization and sale criteria and that were subsequently transferred from our held for sale portfolio to our held for investment portfolio. In connection with our April 29, 2005 acquisition, all finance receivables were classified as held for investment as we have the ability and intent to hold these receivables until maturity.
Income Taxes
     Income tax expense was $12.2 million for the nine months ended September 30, 2006, as compared to $28.5 million in 2005. Our effective income tax rate was 39.1% for the nine months ended September 30, 2006 and 39.7% for the period April 30, 2005 through September 30, 2005. Prior to April 30, 2005, our effective income tax rate was 37.7% and was based on our intercompany tax sharing agreement with Ford Credit. The rate differential was due to an increase in the state tax rate as a result of the Acquisition.
Other Comprehensive Income
     The changes in unrealized gains (losses) on retained interest in securitized assets are summarized as follows:

	Successor		Predecessor
	Nine Months	April 30, 2005	January 1, 2005
	Ended	Through	Through
	September 30,	September 30,	April 29,
	2006	2005	2005
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$12,387	$3,579	$(2,381)
Net unrealized holding gains reclassified into earnings	(501)	—	(5,244)

	$11,886	$3,579	$(7,625)

     The unrealized holding gains (losses) of $12.4 million for the nine months ended September 30, 2006, $3.6 million for the period of April 30, 2005 through September 30, 2005 and ($2.4) million for the period of January 1, 2005 through April 29, 2005 were the result of timing differences associated with cash flow distributions from the gain on sale trusts. Net unrealized gains of $0.5 million and $5.2 million were reclassified into earnings during the first nine months of 2006 and for the period of January 1, 2005 through April 29, 2005, respectively, representing the recognition of previously deferred gains on our retained interests.
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
     The following table presents certain data related to our owned finance receivables:

	At September 30,	At December 31,
	2006	2005
	(Dollars in thousands)
Finance receivables held for investment	$2,873,483	$1,174,775
Allowance for credit losses	(150,536)	(51,259)

Finance receivables held for investment, net of allowance	2,722,947	1,123,516

Allowance for credit losses as a percentage of receivables	5.2%	4.4%

Predecessor finance receivables held for investment, net	968,214	1,468,410
Finance receivables repurchased from gain on sale trusts, net	84,050	—

Total owned finance receivables held for investment, net	$3,775,211	$2,591,926

     The increase in the allowance for credit losses as a percentage of receivables at September 30, 2006 as compared to December 31, 2005 was due to the continued aging of our owned finance receivables held for investment.
     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At September 30,		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$222,910	5.6%	$155,009	5.7%
Greater than 60 days	67,973	1.7	44,079	1.6

	290,883	7.3	199,088	7.3
In repossession	17,830	0.4	8,158	0.3

	$308,713	7.7%	$207,246	7.6%

     Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies, including repossessions, were slightly higher at September 30, 2006 as compared to December 31, 2005, due to an increase in the average age, or seasoning, of our owned portfolio.

     We at times offer payment extensions, in accordance with our policies and guidelines, to consumers to assist them when temporary financial difficulties interfere with their ability to make scheduled payments. Our policies and guidelines, as well as certain contractual restrictions in our securitization transactions, limit the number and frequency of extensions that may be granted. An account for which all delinquent payments are extended is classified as current at the time the extension is granted resulting in lower delinquencies. Thereafter, such account’s delinquency status is determined in the same manner as any other account.
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
     Payment extensions as a percentage of owned finance receivables outstanding are summarized as follows:

	At September 30,	At December 31,
	2006	2005
	Percent	Percent
Never extended	90.0%	89.1%
Extended:
1-2 times	9.8%	10.6%
3-4 times	0.2%	0.3%

Total extended	10.0%	10.9%

Total	100.0%	100.0%

     Payment extensions as a percentage of total owned finance receivables decreased to 10.0% at September 30, 2006 compared with 10.9% at December 31, 2005, mainly driven by a decrease in 1-2 times payment extensions which decreased to 9.8% at September 30, 2006 as compared to 10.6% at December 31, 2005.
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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Repossession charge-offs	$82,225	$39,924
Less: Recoveries	(44,777)	(21,872)
Mandatory charge-offs(1)	24,018	12,718

Net charge-offs	$61,466	$30,770

Annualized net charge-offs as a percentage of average total owned receivables outstanding	6.5%	5.3%
Recoveries as a percentage of charge-offs	42.1%	41.5%

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Repossession charge-offs	$182,645	$94,839
Less: Recoveries	(110,686)	(62,451)
Mandatory charge-offs(1)	51,417	28,730

Net charge-offs	$123,376	$61,118

Annualized net charge-offs as a percentage of average total owned receivables outstanding	4.9%	3.9%
Recoveries as a percentage of charge-offs	47.3%	50.5%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables to 6.5% for the three months ended September 30, 2006 as compared to 5.3% for 2005 was primarily due to higher charge-offs partially offset by higher recoveries. The increase in charge-offs was primarily due to an increase in the average age, or seasoning, of our portfolio. The increase in recoveries as a percentage of charge-offs was primarily due to increases in recovery rates from auction sales.
     The increase in annualized net charge-offs as a percentage of average owned finance receivables to 4.9% for the nine months ended September 30, 2006 as compared to 3.9% for 2005 was primarily due to higher charge-offs combined with lower recoveries. The increase in charge-offs was due to an increase in the average age, or seasoning, of our portfolio combined with the inclusion of repossession and remarketing expenses as a component of credit losses. Subsequent to April 29, 2005, repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather a component of credit losses on charged-off receivable balances. The decrease in recoveries as a percentage of charge-offs were primarily attributable to the inclusion of repossession and remarketing expenses as a component of credit losses beginning April 30, 2005, partially offset by increases in recovery rate from auction sales.
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
     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,790,230	$2,330,146
Average sold finance receivables	674,910	1,441,029

Average total managed finance receivables	$4,465,140	$3,771,175

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,340,870	$2,114,049
Average sold finance receivables	844,274	1,688,737

Average total managed finance receivables	$4,185,144	$3,802,786

   Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Financing and other interest income	$195,984	$165,197
Interest expense	(69,100)	(38,910)

Net interest margin	$126,884	$126,287

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Financing and other interest income	$551,528	$486,685
Interest expense	(167,006)	(99,709)

Net interest margin	$384,522	$386,976

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$106,529	$46,843
Other interest income	(8,759)	(11,411)
Financing revenue on sold receivables	27,945	62,225
Interest expense on sold receivables	(5,526)	(10,475)
Gain (losses) on interest rate swaps	(8,092)	3,366
Premium amortization	9,952	31,682
Other income	4,835	4,057

Total managed net interest margin	$126,884	$126,287

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$266,994	$179,322
Other interest income	(27,199)	(41,967)
Financing revenue on sold receivables	106,536	211,575
Interest expense on sold receivables	(20,219)	(33,582)
Gain (losses) on interest rate swaps	(2,528)	6,014
Premium amortization	45,369	54,820
Other income	15,569	10,794

Total managed net interest margin	$384,522	$386,976

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)
Annualized finance revenue, fee and other income	17.6%	17.5%
Annualized interest expense	(6.2)	(4.1)

Annualized net interest margin as a percentage of average total managed receivables	11.4%	13.4%

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)
Annualized finance revenue, fee and other income	17.6%	17.1%
Annualized interest expense	(5.3)	(3.5)

Annualized net interest margin as a percentage of average total managed receivables	12.3%	13.6%

     Annualized net interest margin as a percentage of average total managed receivables decreased to 11.4% for the three months ended September 30, 2006 as compared to 13.4% for the same period last year. This decrease was mainly due to higher interest expense as a result of higher interest rates and the impact of gain (losses) on interest rate swaps. Excluding gain (losses) on interest rate swaps, annualized net interest margin as a percentage of average total managed receivables would have been 12.1% and 13.0%, respectively, for the three months ended September 30, 2006 and 2005.

     Annualized net interest margin as a percentage of average total managed receivables decreased to 12.3.% for the nine months ended September 30, 2006 as compared to 13.6% for the same period last year. This decrease was mainly due to higher interest expense. The increase in interest expense was due to higher interest rates, the impact of gain (losses) on interest rate swaps, and higher cost forms of borrowing. Excluding gain (losses) on interest rate swaps, annualized net interest margin as a percentage of average total managed receivables would have been 12.3% and 13.4%, respectively, for the nine months ended September 30, 2006 and 2005.
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
     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At September 30, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$4,009,482	$—	$4,009,482
Sold finance receivables	—	576,217	576,217

Total managed finance receivables	$4,009,482	$576,217	$4,585,699

Number of outstanding contracts	262,093	61,996	324,089

Average principal amount of outstanding contracts (in dollars)	$15,298	$9,294	$14,150

	At December 31, 2005
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables	$2,736,183	$—	$2,736,183
Sold finance receivables	—	1,130,352	1,130,352

Total managed finance receivables	$2,736,183	$1,130,352	$3,866,535

Number of outstanding contracts	176,617	112,317	288,934

Average principal amount of outstanding contracts (in dollars)	$15,492	$10,064	$13,382

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At September 30, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$222,910	5.6%	$57,867	10.0%	$280,777	6.1%
Greater than 60 days	67,973	1.7	17,470	3.1	85,443	1.9

	290,883	7.3	75,337	13.1	366,220	8.0
In repossession	17,830	0.4	7,060	1.2	24,890	0.5

	$308,713	7.7%	$82,397	14.3%	$391,110	8.5%

	At December 31, 2005
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$155,009	5.7%	$120,474	10.7%	$275,483	7.1%
Greater than 60 days	44,079	1.6	37,240	3.3	81,319	2.1

	199,088	7.3	157,714	14.0	356,802	9.2
In repossession	8,158	0.3	13,476	1.2	21,634	0.6

	$207,246	7.6%	$171,190	15.2%	$378,436	9.8%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies for our total managed portfolio were lower at September 30, 2006 compared to December 31, 2005, due to normal seasonal delinquency trends.
     We at times offer payment extensions, in accordance with our policies and guidelines, to consumers to assist them when temporary financial difficulties interfere with their ability to make scheduled payments. Our policies and guidelines, as well as certain contractual restrictions in our securitization transactions, limit the number and frequency of extensions that may be granted. An account for which all delinquent payments are extended is classified as current at the time the extension is granted resulting in lower delinquencies. Thereafter, such account’s delinquency status is determined in the same manner as any other account.
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
     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At September 30, 2006
	Owned	Sold	Total Managed
Never extended	90.0%	58.6%	86.0%
Extended:
1-2 times	9.8%	40.0%	13.5%
3-4 times	0.2%	1.4%	0.5%

Total extended	10.0%	41.4%	14.0%

Total	100.0%	100.0%	100.0%

	At December 31, 2005
	Owned	Sold	Total Managed
Never extended	89.1%	60.8%	80.8%
Extended:
1-2 times	10.6%	37.7%	18.5%
3-4 times	0.3%	1.5%	0.7%

Total extended	10.9%	39.2%	19.2%

Total	100.0%	100.0%	100.0%

     At September 30, 2006 and December 31, 2005, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions.
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

     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Owned:
Repossession charge-offs	$82,225	$39,924
Less: Recoveries	(44,777)	(21,872)
Mandatory charge-offs(1)	24,018	12,718

Net charge-offs	$61,466	$30,770

Sold:
Charge-offs	$26,087	$55,776
Less: Recoveries	(11,914)	(20,330)
Mandatory charge-offs(1)	—	—

Net charge-offs	$14,173	$35,446

Total Managed:
Repossession charge-offs	$108,312	$95,700
Less: Recoveries	(56,691)	(42,202)
Mandatory charge-offs(1)	24,018	12,718

Net charge-offs	$75,639	$66,216

Annualized net charge-offs as a percentage of average total managed receivables outstanding	6.8%	7.0%
Recoveries as a percentage of charge-offs	42.8%	38.9%

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Owned:
Repossession charge-offs	$182,645	$94,839
Less: Recoveries	(110,686)	(62,451)
Mandatory charge-offs(1)	51,417	28,730

Net charge-offs	$123,376	$61,118

Sold:
Charge-offs	$87,809	$175,844
Less: Recoveries	(45,404)	(73,494)
Mandatory charge-offs(1)	—	—

Net charge-offs	$42,405	$102,350

Total Managed:
Repossession charge-offs	$270,454	$270,683
Less: Recoveries	(156,090)	(135,945)
Mandatory charge-offs(1)	51,417	28,730

Net charge-offs	$165,781	$163,468

Annualized net charge-offs as a percentage of average total managed receivables outstanding	5.3%	5.7%
Recoveries as a percentage of charge-offs	48.5%	45.4%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.
     Net charge-offs as a percentage of average total managed receivables outstanding may vary from period to period based upon credit quality, the average age or seasoning of the portfolio and economic factors. Net charge-offs as a percentage of average total managed receivables were 6.8% for the three months ended September 30, 2006 as compared to 7.0% for 2005. Net charge-offs were 5.3% for the nine months ended September 30, 2006 as compared to 5.7% for 2005.
     The decreases in annualized net charge-offs as a percentage of average total managed finance receivables was primarily due to increases in recoveries as a percentage of charge-offs partially offset by higher charge-offs in the owned portfolio. The increase in recoveries as a percentage of charge-offs was primarily due to increases in recovery rates from auction sales.

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
     Net cash provided by (used in) operating activities was $179.8 million and ($263.6) million during the nine months ended September 30, 2006 and 2005, respectively. Cash flows from operating activities are affected by net income or loss as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, impairment charges and accretion of present value discount. Prior to April 30, 2005, cash flows from operating activities included purchases of and proceeds from sales and collections on finance receivables originally classified as held for sale. The $179.8 million of cash flows provided by operating activities for the nine months ended September 30, 2006 was primarily due to $19.0 million of net income adjusted by $163.2 million of provision for credit losses. The $263.6 million of cash flows used in operating activities for the nine months ended September 30, 2005 was primarily due to $627.4 million in purchases of receivables held for sale partially offset by $215.3 million in collections on finance receivables held for sale and $46.3 million in net income.
     Net cash used in investing activities was $1,390.1 million and $963.6 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flows from investing activities are highly dependent upon distributions on our retained interests and purchases of and collections on finance receivables originally classified as held for investment. During the nine months ended September 30, 2006, net cash used in investing activities included $2,223.1 million related to purchases of finance receivables held for investment partially offset by $941.5 million in collections on finance receivables held for investment. During the nine months ended September 30, 2005, net cash used in investing activities included $553.5 million related to the acquisition of Triad Financial Corporation and $797.4 million in purchases of finance receivables held for investment.
     Net cash provided by financing activities was $1,217.8 million and $1,234.8 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $1,127.8 million of cash provided by financing activities for the nine months ended September 30, 2006 was due to $1,737.9 million in proceeds from issuance of securitization notes, $287.1 million in net change in warehouse credit facilities and $30.0 million in proceeds from issuance of preferred stock, partially offset by $800.3 million in payments on securitization notes. The $1,234.8 million of cash provided by financing activities for the nine months ended September 30, 2005 was due to $2,009.2 million in proceeds from issuance of securitization notes and $456.3 million in net change in warehouse credit facilities, partially offset by $1,545.1 million in net change in due to Ford Motor Credit Company.
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
   Securitizations
     We completed nine auto receivables securitization transactions from August 2002 through September 30, 2006. In these transactions, we securitized approximately $8.2 billion of automobile receivables, issuing $7.4 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our intercompany credit facility with Ford Credit and our new warehouse facilities.
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
     At September 30, 2006, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. In that case, we may be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.
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
     In 2004, we completed only one securitization, because we elected not to effect a securitization following the determination by Ford to sell the Company. In the future, we expect to effect securitizations on a frequent basis. We completed two securitizations during 2005 and three securitizations during the first ten months of 2006. Our last securitization was in October 2006. Subject to market conditions and origination volume levels, we presently expect to complete a securitization every three to six months.
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

Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the guidance provided by SAB 108 will have a material effect on the Company’s consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2008.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Statement permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. We are currently evaluating the impact and timing of this new guidance specifically related to accounting for our retained interest in securitized assets.
     In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of adoption date. We are currently evaluating the impact and timing of this new guidance specifically related to accounting for our retained interest in securitized assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
   General
     Our earnings are affected by changes in interest rates as a result of our dependence upon the issuance of fixed rate securities and the incurrence of variable rate debt to fund the purchase of auto finance contracts. Fluctuations in market interest rates impact the interest payments required under our new warehouse and residual facilities, as well as the interest to be paid in future securitization transactions. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments and the regular securitization of auto finance contracts.
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
     Our residual facilities are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and are secured by residual assets pledged to the facilities. Additionally, the residual facilities bear varying spreads to LIBOR depending upon the amount advanced in the residual facilities and the value of the pledged residual assets. The value of the pledged residual assets will be regularly assessed based on expected future cash flows. Changes in market interest rates could change the discount rate used to value the pledged residual assets and alter the value of the residual assets and cause the agreed upon spread to LIBOR to increase or decrease. We intend to utilize the residual facilities to provide credit enhancements and support our working capital needs and may utilize derivative financial instruments to minimize the risk of interest rate fluctuations if deemed appropriate.
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
     In our securitization transactions, we sell fixed rate auto finance contracts to Trusts that then issue either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. We may be required to utilize derivative financial instruments, such as interest rate swap agreements, to convert variable rate exposures of the Trusts on these floating rate securities to fixed rates, thereby locking in the gross interest rate spread to be earned by the Trusts over the life of each securitization. Derivative financial instruments purchased by us would not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. These instruments are used to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities and, therefore, the cash flows to be received by us from the Trusts.

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
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on their evaluation, they have concluded that the disclosure controls and procedures were effective.
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

3.1
Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-126538)).

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

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 13, 2006	/s/ CARL B. WEBB
Carl B. Webb
President & Chief Executive Officer

Date: November 13, 2006	/s/ MIKE L. WILHELMS
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

3.1
Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-126538)).

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