Form 10-K
period 2006-12-31
TRIAD FINANCIAL CORP
filed 2007-03-29
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 333-126538

TRIAD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California	33-0356705
(State of Incorporation)	(IRS Employer Identification No)
7711 Center Avenue, Suite 100 Huntington Beach, California	92647 (Zip Code)
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

As of March 12, 2007, the registrant had 9,069 shares of common stock outstanding all of which were owned by the registrant’s parent Triad Holdings Inc.

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

GENERAL

Triad Financial Corporation (the “Company”) was incorporated as a California corporation on May 19, 1989. We engage primarily in the business of purchasing and servicing automobile retail installment sales contracts, or “contracts”, originated by automobile dealers located throughout the United States. We also originate automobile loans directly to consumers. We specialize in providing financing to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers.

We are a national automobile finance company with more than 17 years experience in the automobile finance industry. We provide financing to consumers for purchases of new and late model used automobiles through dealer and direct channels. In our dealer channel, we purchase automobile installment contracts from our active network of approximately 6,000 franchised and select independent automobile dealerships located in 35 states. In our direct channel, we provide financing directly to consumers who are referred to us by internet-based consumer finance marketing and finance companies or who contact us directly via our RoadLoans.com website. Our direct lending operations are currently licensed to do business in 46 states. We originated $2,650.3 million, $1,880.2 million and $2,056.2 million of contracts during the years ended December 31, 2006, 2005 and 2004, respectively. We managed a portfolio of approximately $4,517.4 million of contracts at December 31, 2006.

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

From June 1999 through April 29, 2005, the Company was a wholly-owned subsidiary of Fairlane Credit, LLC, a wholly-owned subsidiary of Ford Motor Credit Company, or “Ford Credit”.

On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly-owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC, or the “Acquisition”. As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation. Triad Holdings Inc. is beneficially owned by Hunter’s Glen/Ford Ltd. and affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner, L.L.C.

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

History of Triad

We were formed in 1989 and originally focused on prime lending and automobile leasing. In 1993, we shifted our focus entirely to non-prime lending. In 1998, we became a subsidiary of ContiFinancial Corporation, a consumer and commercial finance company. In June 1999, we were acquired by a subsidiary of Ford Motor Company. From June 1999 until the Acquisition, we operated independently as a wholly-owned subsidiary of Ford Motor Company. We have grown our total managed receivables from approximately $849.6 million at December 31, 1999 to approximately $4.5 billion at December 31, 2006.

From August 2002, we have securitized over $9.3 billion of contracts in one private and nine public offerings of asset-backed securities. Upon consummation of the Acquisition, we replaced the financing received from Ford Credit with two warehouse facilities and two residual facilities that collectively provide us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal.

Our Competitive Strengths

We believe we have meaningful competitive advantages that allow us to compete effectively in the non-prime automobile finance market in the United States. Our key competitive strengths are:

Sourcing Customers Through Dealer and Direct Channels.  We originate contracts through both dealer and direct origination channels. Throughout 2006, we purchased contracts indirectly from dealers located in 35 states through our two regional facilities located in Huntington Beach, California and in North Richland Hills, Texas. In November 2006, we consolidated our dealer origination credit and funding activities into our North Richland Hills, Texas facility. Those aspects of our dealer origination business that require a local market presence are performed by regional and area sales managers and representatives who solicit new dealers and ongoing applications and facilitate communication between dealers and our production teams without requiring us to lease physical office space for these functions. We operate in markets in which we believe we can achieve targeted returns.

Our direct origination activities are centralized in our North Richland Hills, Texas facility and serve consumers in 46 states. We receive a majority of direct applications through referrals from third-party business partners, which are internet-based consumer finance marketing and finance companies. The balance are received through our website, www.RoadLoans.com. We offer consumers financing for use in refinancing an existing contract, purchasing a leased vehicle or purchasing a car from a private party or a franchised dealer, in each case, on terms that are consistent with our dealer program. We launched our direct origination business in 2000 and for the year ended December 31, 2006, 35.7% of all our originations were generated through our direct channel.

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

Maintaining an Experienced Risk Management Team.  Our risk management team is responsible for monitoring the origination process, supporting management’s initiatives, tracking collateral value trends and pricing to achieve targeted portfolio returns. Our risk management team also provides strategic guidance, manages projects to improve collections and contract performance and develops statistical pricing models and subsequent calibration.

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

Developing Significant Funding and Liquidity Sources.  We have two committed warehouse facilities and two committed residual facilities collectively providing us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal. Based on our anticipated level of originations, we believe our cash flow from operations, available cash and available borrowings under our warehouse and residual facilities will provide us with sufficient liquidity to fund contract originations on an interim basis until a sufficient amount of receivables can be pooled together for subsequent securitizations. We plan to continue to access the securitization market on a frequent basis which will provide us with additional liquidity. During 2006, we securitized $894.1 million of receivables in January 2006, $984.4 million of receivables in May 2006 and $1,174.4 million of receivables in October 2006.

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

•	Dealer Channel. We plan to increase new originations in our dealer channel by increasing our market share opportunistically in the states in which we currently operate. We will pursue this goal by expanding in existing regions, capitalizing on existing dealer relationships as well as increasing our base of active dealers. We will also seek to enter new regions in the states in which we currently operate. We plan to accomplish this through our existing regional and area sales managers and representatives and by adding new sales representatives where appropriate.

•	Direct Channel. Through our direct origination channel, we plan to increase originations by seeking new relationships that produce credit applications consistent with our business model and by maintaining and expanding our relationships with our current business partners. As the awareness and growth of the internet increases, we believe that the credit applicants will use the internet with increasing frequency in the selection of auto finance providers. We increased our marketing efforts to enhance the brand awareness of our direct lending brand, www.RoadLoans.com, through media campaigns and sponsorship of a NASCAR Nextel Cup team.

Enhancement of Scoring Models with New Data.  We will continue to review and enhance our proprietary credit scoring models on an ongoing basis by validating our proprietary scorecards through the comparison of actual versus projected performance by score and incorporating data we derive in our lending business. We plan to update our scorecards periodically based on this new information and our correlations relating to receivables performance in an effort to effectively manage our contract origination processes and manage our credit risk. We have derived our proprietary scorecards independently over time and will continue to refine them. Based in part on enhancements to our credit scoring models implemented in December 2001, we have decreased our overall net charge-offs as a percentage of average total managed receivables from 8.6% in 2002, to 7.5% in 2004, 6.1% in 2005, and 5.8% in 2006. We introduced our third generation scorecard for our indirect channel in December 2005. This scorecard was created based on our consumer demographic and portfolio performance databases. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could negatively affect the credit quality of our receivables portfolio.

Portfolio and Account Management Improvement.  We continue to develop and implement enhancements to our collection process and improve information reporting to management and staff with the objective of reducing our operating expenses while continuing to improve our contract performance. These enhancements include implementing and refining automatic dialer functionality to increase collections call volume to delinquent customers, adding call optimization capabilities to increase the probability of reaching delinquent customers when called. In 2006, we began utilizing new credit scorecards with statistically-assessed behavioral scoring information to project the relative probability that individual accounts will default, which gave us the ability to devote additional resources to those accounts.

Diversification of Funding Sources.  In connection with the Acquisition, we entered into two warehouse facilities and two residual facilities, with aggregate commitments to fund up to $1,500.0 million, subject to borrowing base limitations. These facilities have multi-year terms and staggered maturity dates to enable us to maintain liquidity over time. We plan to continue to use multiple providers of financial guaranty insurance in our securitization transactions and will continue to explore other forms of securitization financing, including transactions structured without reliance on financial guaranty insurance.

Industry Overview

General.  The non-prime automobile finance industry is very competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities, including captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. Providers of automobile financing have traditionally competed on the basis of interest rates charged, the quality of credit accepted, the flexibility of contract terms offered and the quality of service provided to dealers and customers. In seeking to establish ourselves as one of the principal financing sources at the dealers we serve, we compete predominantly on the basis of our high level of service and strong dealer relationships and by offering flexible contract terms. In our direct channel, our competitive strengths are our prompt response times to all applicants, regardless of source, and our willingness to extend credit to online applicants who might not qualify for direct loans from more traditional financing sources. There can be no assurance that we will be able to compete successfully in this market or against our competitors.

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

Dealer Channel Marketing.  In our capacity as an indirect sales finance company, we focus our marketing activities on automobile dealerships, primarily manufacturer franchised dealerships. We select these dealers based on the type of vehicles sold and the extent of their non-prime loan activity. We will purchase contracts from non-franchise dealers if we are satisfied with their financial strength and stability. We prefer to finance late-model low-mileage used vehicles and moderately priced new vehicles. Approximately 85% of the retail installment sales contracts we purchased in 2006 were originated by manufacturer franchised dealers and 15% by select independent dealers. During 2006, we purchased retail installment sales contracts from approximately 6,000 dealers. No dealer location accounted for more than 0.4% of the total volume of retail installment sales contracts.

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

Direct Channel Marketing.  Our direct channel, or “RoadLoans,” marketing initiatives include standard web methods of advertising such as opt-in email, where customers elect to receive email messages from us, search engine optimization and search engine pay-per-click advertising. In addition, we contract with several loan business partners such as LendingTree.com and have contractual relationships with numerous marketing companies similar to LendingTree. We also work with online banking institutions, which refer customers to us whose credit profiles do not meet their credit policies and procedures. We have also been increasing our print, radio and television marketing efforts in order to increase the brand awareness of our direct lending brand, www.RoadLoans.com. In 2006, we undertook a partial sponsorship of a NASCAR Nextel Cup team to increase brand awareness among that sports’ spectators.

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

The majority of our credit applications are received electronically from dealers and automatically entered into our loan origination system, which accesses a credit bureau report and computes a credit score. We implemented a new loan origination system in November 2006.

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

The contract processing department reviews the contract packages for proper documentation and regulatory compliance. We attempt to maintain a two-day turn-around time from the date we receive a complete funding package until we purchase the contract from the dealer. All contract purchases are without recourse to the selling dealers. However, the dealer makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of the acts or omissions of the dealer, among other things. Funding packages with deficiencies are not funded and are returned to the submitting dealer. Pursuant to our agreement with our dealers, a dealer is required to apply for a perfected security interest in the automobile that was financed. All of our contracts are fully amortizing with substantially equal monthly installments and substantially all of our contracts originated in the dealer channel contain interest rates computed using a simple interest calculation.

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

Consumers complete a credit application online, and submit the application to RoadLoans or one of our business partners via the internet. Upon receipt, we enter application data into our loan origination system, which screens the applicants’ state of residence, stated income and age. Following this initial screening, our loan origination system accesses a credit bureau report and computes a proprietary credit score. An underwriter reviews new applications which meet our minimum score parameters for pre-approval or decline, and we send our decision via email to the applicant, followed by an appropriate adverse action notice if required. Our approval email contains the terms of our credit offer, including the amount for which applicant qualifies.

If an approved applicant is interested in our offer, we mail to the applicant a fulfillment package. The applicant then selects a vehicle that meets our program requirements, negotiates the price as if paying with cash, and completes the sale transaction with a RoadLoansChecksm. If all conditions for the loan are met, the seller is authorized to deposit the RoadLoansChecksm for funding.

Upon funding, we acquire a security interest in the vehicle that the borrower purchased with our loan proceeds, the selling dealer completes the necessary documentation to place our name on the title as lien holder, and the seller submits the paperwork to the appropriate government agency to perfect our security interest. In the case of person-to-person purchasing, an agent will complete the title work on behalf of RoadLoans and ensure that the requisite documents are executed. All of our direct contracts are fully amortizing with substantially equal monthly installments and contain interest rates computed using a simple interest calculation. Customers who seek to refinance their existing loans secured by motor vehicles apply through the same sources as those seeking loans to purchase new or used vehicles. The customers who are approved are sent a fulfillment package. They must complete the package and return it to us. We send the payoff check to his/her lender who, upon receipt of the payoff check, releases its lien on the vehicle so that our first lien may be perfected.

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

Approximately 15 days before a customer’s first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to our contract accounting system. Payments may also be received directly by us from customers or through third-party vendors, such as Western Union. We currently perform most of our servicing and collection functions at our North Richland Hills, Texas facility.

In our collections activities, we use a predictive dialing system to make phone calls to customers whose payments are past due. The predictive dialer is a computer-controlled telephone dialing system that simultaneously dials phone numbers of multiple customers from a file of records extracted from our database. Once a live voice responds to the automated dialer’s call, the system automatically transfers the call to a collector and the relevant account information to the collector’s computer screen. The system also tracks and notifies collections management of phone numbers that the system has been unable to reach within a specified number of days, thereby promptly identifying for management all customers who cannot be reached by telephone. By eliminating the time spent on attempting to reach customers, the system gives a single collector the ability to speak with a greater number of customers daily.

As an account becomes more seriously delinquent, it moves to one of our later-stage collection units. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes between 60 and 100 days contractually delinquent, we typically initiate repossession of the financed vehicle. We may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectable, the financed vehicle is deemed to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the collateral.

At times, we offer payment extensions to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. The collector reviews a customer’s past payment history and assesses the customer’s ability to make future payments. Exceptions to our extension policies and guidelines for extensions must be approved by designated personnel. While payment extensions are initiated and approved in the collections department, our portfolio management group determines the total frequency of extensions per month and recommended allocation. For example, seasonal delinquency and payment trends may influence our decision to grant more (or fewer) extensions in a given month. At December 31, 2006, approximately 19.9% of our total managed receivables had received an extension.

Repossessions.  Repossessions are subject to required procedures, which may include one or more customer notifications, a waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement rights and most provide the borrower with a right to redeem the vehicle. Legal requirements, particularly in the event of bankruptcy, may restrict our ability to repossess or to dispose of the repossessed vehicle. Repossessions are handled by independent repossession firms engaged by us and must be approved by a collections officer. Upon repossession and after any waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of automobiles at auction, together with any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. We may pursue collection of deficiencies when appropriate. If the auction proceeds from the sale of the repossessed vehicle exceed the outstanding balance of the contract, a refund is sent to the customer. The amount of the refund is calculated in accordance with the applicable law of the jurisdiction where the auction sale occurred, and generally comprises the amount in excess of the contract’s outstanding balance, less any late fees, accrued interest, auction fees and amounts owed to any junior lienholders.

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

Compliance Audits.  Our internal quality control and internal audit departments conduct regular reviews of contract origination operations, processing and servicing, collections and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with our written policies and procedures as well as regulatory matters. We perform reviews of compliance with underwriting policies, completeness of contract documentation and applicant data investigation. We distribute written reports to departmental managers and officers for response and follow-up. Our senior executive management team also reviews these results and responses.

Securitization of Receivables

Since August 2002, we have pursued a strategy of securitizing our receivables to diversify our funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. Prior to the Acquisition, we applied the net proceeds from securitizations to pay down borrowings under our existing credit facility with Ford Credit. Since the Acquisition, we have used the net proceeds from our securitizations to pay down our warehouse facilities, thereby increasing availability thereunder for further contract purchases. Since August 2002, we have securitized over approximately $9.3 billion of automobile receivables.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are, in turn, sold to investors.

We typically arrange for a financial guaranty insurance policy to achieve a high-grade credit rating on the asset-backed securities issued by the securitization trusts. Since August 2002, the financial guaranty insurance policies have been primarily provided by Ambac Assurance Corporation, or “Ambac”, and Financial Security Assurance Inc., or “FSA”, collectively referred to as “Guarantee Insurance Providers”, each of which is a monoline insurer, which insures the payment of principal and interest due on the asset-backed securities. We have limited reimbursement obligations to these Guarantee Insurance Providers; however, credit enhancement requirements, including security interests for the benefit of the insurers of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurer for any claims which may be made under the policies issued with respect to our securitizations.

The credit enhancement requirements for our securitizations include restricted cash accounts that are generally established with an initial deposit. Funds would be withdrawn from the restricted cash accounts to cover any shortfalls in amounts payable on the asset-backed securities. Funds generated from securitization transactions insured by Guarantee Insurance Providers are also available to be withdrawn upon an event of default to reimburse the Guarantee Insurance Providers, as applicable, for draws on their respective financial guaranty insurance policies. We are entitled to receive amounts from the restricted cash accounts to the extent the amounts deposited exceed predetermined required minimum levels.

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

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against contract applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act and similar state legislation, which requires us to reduce the interest rate charged on each contract to customers who have subsequently joined, enlisted, been inducted or called to active military duty and may restrict the exercise of remedies against such customers.

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

The Sarbanes-Oxley Act of 2002

We expect to incur significant costs in connection with our compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. We will be required to be in compliance with the provisions of Section 404 at and for the year ended December 31, 2007 and an auditor attestation required at and for the year ended December 31, 2008.

Employees

As of December 31, 2006, we employ approximately 1,322 persons in 28 states. None of our employees are a part of a collective bargaining agreement, and we believe our relationships with our employees are satisfactory.

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

With respect to one such lender, a warehouse and residual facility was scheduled to terminate on April 29, 2007. We renewed the term of these facilities for an additional period of two years each. These financing resources may not continue to be available to us beyond their current maturity dates at reasonable terms or at all. The availability of these financing sources depends on factors outside of our control. If we are unable to extend or replace these facilities or arrange warehouse and residual facilities, we will have to curtail contract purchasing and originating activities, which would have a material adverse effect on our financial position, liquidity and results of operations.

Dependence on Securitization Transactions.  Our business depends on our ability to aggregate and sell automobile installment contracts in the form of privately and publicly offered asset-backed securities. These sales generate cash proceeds that allow us to repay amounts borrowed under our warehouse facilities and to finance additional contracts. In addition, historically, our sale of contracts to a securitization trust in preparation for a securitization created an accounting gain-on-sale that became a material part of our reported earnings. Beginning in 2005, we structured our securitizations so that the receivables and related securitization indebtedness would remain on our balance sheet. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell automobile installment contracts on a timely basis. In addition to our change in accounting for securitization transactions, other changes could include a:

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

Historically, we have structured our securitization transactions to meet the criteria for sales of auto receivables under generally accepted accounting principles in the United States of America, or “GAAP.” Thus, for all securitizations completed prior to April 29, 2005, we recorded a gain-on-sale of receivables when we sold the auto receivables to a securitization trust based on the net present value of expected excess cash flows from the securitized receivables. Following the Acquisition, we altered the accounting of our future securitization transactions to meet the criteria for on-balance sheet reporting. This change will significantly impact our future results of operations compared to our historical results. In particular, as a result of this change, our provision for credit losses and our net margin have increased significantly, with our provision for credit losses increasing initially at a greater rate than our net margin. In addition, our securitization income and net income have decreased, with no change to our cash flows, as a result of this accounting change.

Accordingly, our historical results may not be indicative of our future results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our ability to execute securitization transactions, and the cost of and liquidity obtained from them, is dependent on our ability to obtain financial guaranty insurance policies to support these transactions.

Since 2002, all of our securitizations have utilized credit enhancement in the form of financial guaranty insurance policies provided by Guarantee Insurance Providers. Under these insurance policies, if the securitization trust fails to pay principal or interest on the insured securities when due, then the Guarantee Insurance Providers will be required to pay such amounts. We obtain these insurance policies in order to achieve ratings ranging from A-1+/Prime-1/F1+ to AAA/Aaa/AAA on the insured securities issued in the securitization transactions. These ratings may reduce the costs of securitizations relative to alternative forms of financing available to us and enhance the marketability of these transactions to investors in asset-backed securities. If our future securitizations are not similarly rated our funding costs may be higher. Our insurance providers are not required to insure our future securitizations and their willingness to do so is subject to many factors beyond our control, including concentrations of risk with any given insurance provider, the insurance providers’ own rating considerations, their ability to cede this risk to reinsurers and the performance of the portion of our portfolio for which the insurers have provided insurance.

The securitization transactions we entered into in 2003, 2004, 2005 and 2006 required higher initial and target enhancement levels than previous transactions. We anticipate that credit enhancement requirements will be at least equal to these higher levels on future securitization transactions requiring the use of additional liquidity to support our securitization program. A downgrade in any of our Guarantee Insurance Provider’s credit ratings, their withdrawal of credit enhancement, an increase in required credit enhancement levels or the lack of availability of alternative credit enhancements, such as reinsurance or senior subordinated structures, for our securitization program could result in higher interest costs for our future securitizations and larger initial cash deposit requirements. The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations. These events could have a material adverse effect on our financial position, liquidity and results of operations.

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

As servicer of all our securitized automobile contracts, we are entitled to receive contractual servicing fees. Our base servicing fees are earned at 2.25% per annum on the outstanding balance of contracts securitized and our supplemental servicing fees include fees and charges paid by obligors, such as late fees and extension fees. Each Guarantee Insurance Provider, as guarantor, can terminate our right to act as servicer for the securitizations it has guaranteed upon the occurrence of events defined in the sale and servicing agreements for securitized contracts, such as our bankruptcy or material breach of warranties or covenants, including covenants to maintain a specified level of delinquency, default or loss rate with respect to the receivables included in the applicable securitization trust. At December 31, 2006, no such termination events had occurred with respect to any of the trusts formed by us. We also are entitled to receive servicing fees under our warehouse facilities. The lenders under our warehouse facilities can terminate our right to act as servicer under these facilities upon the occurrence of specified servicer termination events similar to the servicer termination provisions of our securitizations. The termination of any or all of our servicing rights under our securitizations or the warehouse facilities would have a material adverse effect on our financial position, liquidity and results of operations by reducing our pre-tax income by the amount of our servicing fee income. For the year ended December 31, 2006, we received $17.6 million in base servicing fee income and $4.4 million in supplemental servicing fee income from our securitization trusts.

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

In the event of a default under the contracts we hold, the collateral value of the financed vehicle usually does not cover the outstanding contract balance and costs of recovery. We maintain an allowance for credit losses on contracts held for investment by us, which reflects management’s estimates of inherent losses for these contracts. If the allowance is inadequate, we would recognize as an expense the losses in excess of that allowance, and our results of operations could be adversely affected. Under the terms of the securitizations, we are not able to securitize defaulted contracts and contracts greater than 30 days delinquent held by us. Under the terms of our warehouse facilities, we are able to borrow, subject to specified limitations, against contracts greater than 30 days delinquent, but at a lower advance rate.

We also retain a substantial portion of the default and prepayment risk associated with the receivables that were sold pursuant to our securitizations. A large component of the gain historically recognized on these sales and the corresponding assets recorded on our balance sheet are credit enhancement assets which consist of investments in trust receivables and restricted cash. Credit enhancement assets are calculated on the basis of management’s assumptions concerning, among other things, defaults. Actual defaults may vary from management’s assumptions, possibly to a material degree, which could adversely affect the value of our credit enhancement assets, which totaled $120.8 million at December 31, 2006. If the change in assumptions and the impact of the change on the value of the credit enhancement assets were deemed other than temporary, we would record a charge to income. In addition, an increase in defaults would reduce the size of our servicing portfolio, which would reduce our servicing fee income and adversely affect our results of operations and cash flow. Although we believe that we have made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default may differ from those assumed, and other assumptions may be required to be revised upon future events.

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

At December 31, 2006, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. We believe that it is possible that net loss ratios on certain of our securitization trusts may exceed targeted levels if current economic conditions worsen. If targeted levels were exceeded and a waiver were not granted, we estimate that $5 million to $20 million of cash otherwise distributable from the trusts would be used to increase credit enhancements for the insurer rather than being released to us. Although we believe we have sufficient liquidity in the event that cash distributions from the trusts are curtailed as described above, we may be required to decrease contract origination activities, and implement other expense reductions, if securitization distributions are materially decreased for a prolonged period of time.

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

We specialize in purchasing and servicing non-prime automobile receivables. Non-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our proprietary credit scoring system, risk-based contract pricing and other underwriting policies and collection methods, these criteria or methods may be ineffective in the future in reducing default risk or properly pricing contracts. In the event that we underestimate the default risk or under-price contracts that we purchase, our financial position, liquidity and results of operations may be adversely affected, possibly to a material degree. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Adverse determinations in evaluating contracts for purchase could negatively affect the credit quality of our receivables portfolio.

We are subject to general economic conditions beyond our control. Adverse general economic events, including periods of economic weakness, could have a material adverse impact on our business.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding contracts, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these contracts are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing fee income. While we seek to manage the higher risk inherent in contracts made to non-prime borrowers through the underwriting criteria and collection methods we employ, these criteria or methods may not afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect our financial position, liquidity and results of operations and our ability to enter into future securitizations.

Geographic concentrations of our contracts may adversely affect payments on the contracts.

Adverse economic conditions, natural disasters or other factors affecting any state or region where a high concentration of obligors resides could adversely affect collections on the contracts and increase the delinquency or credit loss rates of our contracts. At December 31, 2006, obligors with respect to approximately 19.7%, 14.5%, 8.4%, 5.3% and 5.0% of our total managed receivables based on the contracts’ remaining principal balances were located in Texas, California, Florida, Georgia, and Illinois respectively. If adverse economic conditions, natural disasters or other factors occur that affect these regions, or if obligors in these regions experience financial difficulties, a significant number of obligors may not be able to pay, may not make timely payments or may be more prone to filing for bankruptcy protection.

In our direct channel, we depend on a number of third parties and the Internet to provide us with applications, and a decline in applications from these sources could result in a decrease in contract originations.

In our direct channel, in addition to originations through our RoadLoans website, we rely on third-party business partners to refer customers to us. Our top three third-party relationships in our direct channel generate approximately 35% of our direct contract originations based on both the number of contracts originated and the dollar amount of contracts originated. Our current business partners may not continue to refer customers to us on current terms or at all, and we may not be able to establish relationships with new business partners on terms acceptable to us. Our inability to maintain our current relationships with these companies or the loss of one or more these relationships and our failure or inability to replace those which are lost may result in a decrease in contract originations in our direct channel.

In addition, because of our reliance on the internet to provide us with credit applicants, if the internet were to become less accessible due to increased access fees or concerns about privacy, credit applicants could cease to use it as a source for their automobile financing needs.

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

We sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories or from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Our recoveries as a percentage of net charge-offs were 46.7%, 44.6% and 37.3% in 2006, 2005 and 2004, respectively. Our recovery rates may be lower in the future, which could result in higher charge-offs and losses for us.

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

Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increases, our gross interest rate spread on new originations will generally decline because the rates charged on the contracts originated or purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs to consumers. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. Fed funds rates continued to increase during 2006 to 5.25%, an increase of one full percentage points as compared to 2005. We monitor the interest rate environment and may employ pre-funding and other hedging strategies, such as interest rate swap agreements, designed to mitigate the impact of changes in interest rates. However, pre-funding or other hedging strategies may not mitigate the impact of changes in interest rates.

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

Various laws and other factors may limit the collection of payments on our contracts and repossession of the vehicles.

State and federal laws, including consumer bankruptcy laws, may prohibit, limit or delay repossession and sale of the vehicles to recover on defaulted automobile contracts. As a result, we may experience delays in receiving payments and suffer losses. Additional factors that may affect our ability to recoup the full amount due on an automobile contract include:

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

We have a significant amount of indebtedness. At December 31, 2006, we had on a consolidated basis outstanding indebtedness of $3,936.5 million. This level of indebtedness could:

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

Our indenture governing our notes and our warehouse and residual facilities restrict our operations.

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

Our warehouse and residual facilities and our indenture governing our notes require us to comply with certain financial ratios, covenants and asset quality maintenance requirements. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

If we cannot comply with the requirements of our indenture governing our notes and our warehouse and residual facilities, we may be required to repay immediately all of the outstanding debt under them. If our debt payments were accelerated, our assets might not be sufficient to fully repay our debt. These lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt.

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

In addition to requiring cash to fund contract purchases pending their securitization, we will also require cash to fund:

•	credit enhancement requirements in connection with the securitization of the receivables;

•	interest and principal payments under our warehouse and residual facilities, our notes and other indebtedness;

•	fees and expenses incurred in connection with the servicing of securitized receivables;

•	capital expenditures for technology and facilities;

•	ongoing operating expenses; and

•	income tax payments.

Our primary sources of liquidity in the future are expected to be:

•	borrowings under our warehouse and residual facilities;

•	securitizations of receivables;

•	cash flow received from securitization trusts;

•	cash flow from operating activities other than securitizations of receivables;

•	servicing fees from securitization trusts and our warehouse facilities; and

•	further issuances of debt or equity securities, depending on capital market conditions.

We believe that we will continue to require the execution of securitization transactions and the renewal of our warehouse and residual facilities in order to fund our future liquidity needs. If these sources of funding are unavailable to us on a regular basis or are only available on terms unacceptable to us, we will be required to significantly decrease contract origination activities and implement expense reductions, all of which may have a material adverse affect on our ability to achieve our business and financial objectives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 7711 Center Ave., Suite 100, Huntington Beach, California 92647 in a 62,885 square foot office space under a lease that expires in 2008. Additionally, we operated in Huntington Beach, California in a 43,364 square foot office space under a lease that expired in February 2006. We also lease 134,194 square feet of office space in North Richland Hills, Texas, including 16,309 square feet of additional space acquired during 2006, under a lease scheduled to expire in 2012.

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

Set forth below is selected historical consolidated financial data. We derived the historical statement of income and balance sheet data for the periods indicated from our consolidated financial statements. We have derived the selected historical consolidated financial data at December 31, 2006 and 2005, for the year ended December 31, 2006 and for the period April 30, 2005 through December 31, 2005 from our audited financial statements. We have derived the selected historical financial data at December 31, 2004, 2003 and 2002, for the period January 1, 2005 through April 29, 2005 and for the years ended December 31, 2004, 2003 and 2002 from the predecessor’s audited financial statements. The information presented below should be read in conjunction with, and qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited historical consolidated financial statements and related notes and other financial information appearing elsewhere in this document.

	Successor		Predecessor
	Year	April 30,	January 1,
	Ended	2005 to	2005 to
	December 31,	December 31,	April 29,	For the Year Ended December 31,
	2006	2005	2005	2004	2003	2002
	(Dollars in thousands)
Statement of Income Data:
Financing and other interest income	$577,340	$215,114	$127,243	$302,715	$278,499	$458,213
Interest expense	202,929	85,958	21,440	38,793	50,799	143,565

Net interest margin	374,411	129,156	105,803	263,922	227,700	314,648

Provision for credit losses on owned finance receivables	256,762	58,909	—	1,135	49,016	221,888
Net interest margin after provision for credit losses	117,649	70,247	105,803	262,787	178,684	92,760
Securitization and servicing income	21,966	19,275	16,597	82,579	107,599	48,123
Other income (expense)	21,602	12,803	9,512	8,825	9,716	10,900

Total other revenues	43,568	32,078	26,109	91,404	117,315	59,023

Operating expenses	138,605	85,889	39,857	123,894	156,348	160,697
Other expenses	—	—	30,505	73,713	60,402	—
Impairment charge on goodwill(1)	—	—	—	61,192	—	—

Total expenses	138,605	85,889	70,362	258,799	216,750	160,697

Income (loss) before income taxes	22,612	16,436	61,550	95,392	79,249	(8,914)
Provision for income taxes	(8,945)	(6,453)	(23,208)	(43,503)	(29,877)	3,308

Net income (loss)	$13,667	$9,983	$38,342	$51,889	$49,372	(5,606)

Cash Flow Data:
Cash flows provided by (used in) operating activities	252,389	170,541	(383,565)	(1,048,224)	(555,878)	187,621
Cash flows provided by (used in) investing activities	(1,485,481)	(1,295,832)	117,879	419,272	1,385,164	288,651

Cash flows provided by (used in) financing activities	1,248,164	1,146,942	263,546	640,082	(823,094)	(474,727)

Net increase (decrease) in cash	$15,072	$21,651	$(2,140)	$11,130	$6,192	$1,545

	Successor		Predecessor
	At and For the Year Ended December 31,
	2006	2005	2004		2003	2002
	(Dollars in thousands)
Balance Sheet Data (at end of period):
Cash	$60,367	$45,295	$25,784		$14,654	$8,462
Cash-restricted	274,059	153,231	—		—	—
Finance receivables, net	3,781,469	2,596,809	1,721,334		865,417	1,744,297
Retained interest in securitized assets	102,531	216,952	355,081		447,758	245,148
Total assets	4,418,535	3,138,156	2,162,314		1,446,408	2,148,216
Total debt	3,936,513	2,709,518	1,603,510		963,428	1,786,522
Total stockholder’s equity	406,159	356,832	458,713		424,229	342,352

			(Unaudited	)
Other Data(2):
Contract originations	2,650,257	1,880,230	2,056,195		1,676,818	1,613,519
Contracts securitized	3,052,914	2,184,026	736,545		2,025,850	1,347,128
Average Receivables(2):
Held for sale	N/A	N/A	912,497		799,861	N/A
Held for investment	3,498,717	2,221,927	284,536		593,871	2,606,984

Average owned receivables, carrying value	3,498,717	2,221,927	1,197,033		1,393,732	2,606,984
Sold	765,416	1,573,103	2,532,340		1,942,090	378,985

Average total managed receivables(3)	$4,264,133	$3,795,030	$3,729,373		$3,335,822	$2,985,969

Successor (2)	Predecessor
At and For the Year Ended December 31,
2006	2005	2004	2003	2002
(Dollars in thousands)
(Unaudited)
Owned Data:
Net margin(4)	$374,411	$234,959	$263,922	$227,700	$314,648
Net charge-offs(5)	192,513	95,617	99,966	153,217	247,782
Owned receivables, unpaid principal balance (at end of period)	4,032,551	2,736,183	1,762,669	951,438	1,899,590
Owned receivables greater than 60 days delinquent (at end of period)	97,332	44,079	30,432	80,126	132,000
Owned Ratios:
Ratio of earnings to fixed charges(6)	1.1	x	1.7	x	3.4	x	2.5	x	—
Annualized net margin as a percentage of average owned receivables(4)	10.7%	8.2%	13.4%	12.5%	11.8%
Annualized net charge-offs as a percentage of average owned receivables(5)	5.5%	4.3%	8.4%	11.0%	9.5%
Owned receivables greater than 60 days delinquent as a percentage of owned receivables (at end of period)	2.4%	1.6%	1.7%	8.4%	7.0%
Total Managed Data:
Net margin(4)(7)	$520,928	$506,281	$523,693	$483,863	$375,529
Net charge-offs(5)	246,392	231,653	280,333	278,830	255,547
Total managed receivables (at end of period)	4,517,369	3,866,535	3,844,771	3,487,513	3,175,500
Average principal amount per total managed contracts outstanding (in dollars)	14,101	13,382	13,316	13,010	12,951
Total managed receivables greater than 60 days delinquent (at end of period)	115,302	81,319	90,416	140,926	147,027
Total Managed Ratios:
Annualized net margin as a percentage of average total managed receivables	12.2%	13.3%	14.0%	14.5%	12.6%
Annualized net charge-offs as a percentage of average total managed receivables(5)	5.8%	6.1%	7.5%	8.4%	8.6%
Annualized operating expenses as percentage of average total managed receivables	3.3%	3.3%	3.3%	4.7%	5.4%
Receivables greater than 60 days delinquent as a percentage of total managed receivables (at end of period)	2.6%	2.1%	2.4%	4.0%	4.6%

(1)	As a result of the terms of the Acquisition, we determined that there was an impairment of goodwill and recorded a $61.2 million pre-tax charge to earnings in 2004.

(2)	To assist in the evaluation of our financial results and to make it easier to understand our results of operations, the “predecessor” period (January 1 through April 29, 2005) and the “successor” period (April 30 through December 31, 2005) have been combined for the twelve months ended December 31, 2005. These combined results should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this document for information on items impacting the comparability of predecessor and successor periods.

(3)	Total managed receivables consist of our total owned receivables and our total sold receivables in securitization transactions.

(4)	Net margin as reflected on the consolidated statements of income for the successor period (year ended December 31, 2006 and the period April 30, 2005 through December 31, 2005) includes $56.4 million and $83.6 million, respectively, of premium amortization related to our predecessor finance receivables held for investment and our receivables repurchased from gain on sale trusts. Excluding the $56.4 million and $83.6 million of premium amortization, owned net margin as a percentage of average owned receivables would have been 12.3% and 14.3%, respectively.

(5)	In April 2004, we changed our charge-off policy such that all owned contracts which are more than 120 days delinquent are charged off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for the year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose bankruptcy cases had not yet been resolved. Excluding this one-time charge-off, our net charge-offs as a percentage of average owned and average total managed receivables would have been 5.6% and 6.6%, respectively, for the year ended December 31, 2004.

(6)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of total interest expense and one-third of rental expenses, which management believes are representative of the interest component of all operating leases. Earnings, as defined, were insufficient to cover our fixed charges for 2002 by $8.9 million.

(7)	Total managed net interest margin is the difference between (a) financing revenue, fee and other income earned on our total managed receivables and (b) the cost to fund the receivables and the cost of debt incurred for general corporate purposes. Total managed net interest margin is a calculation that assumes that securitized receivables have not been sold and are still on our consolidated balance sheet. Total managed net interest margin is not a measurement of financial performance determined under generally accepted accounting principles and should not be considered as an alternative to any other measures of performance determined under generally accepted accounting principles. We evaluate the profitability of our financing activities based partly upon the net margin related to our total managed receivables, including owned receivables and sold receivables. We use this information to analyze trends in the components of the profitability of our total managed receivables portfolio. Analysis of net margin on a total managed basis helps us to determine which origination channels and finance products are most profitable, guide us in making pricing decisions for finance products and indicates if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net interest margin on a total managed basis facilitates comparisons of our results with other finance companies that do not securitize their receivables and in the future will assist in comparisons of our results with other finance companies that, due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as sales.

The following is a reconciliation of net interest margin as reflected on our consolidated statements of income to our total managed net interest margin:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Net interest margin as reflected on the consolidated statements of income	$374,411	$234,959	$263,922	$227,700	$314,648
Less: other interest income	(34,875)	(53,784)	(103,959)	(53,895)	(8,191)
Financing revenue on sold receivables	128,040	262,691	422,866	348,424	67,814
Interest expense on sold receivables	(24,627)	(43,462)	(67,961)	(48,082)	(9,642)
Gain (losses) on interest rate swaps	691	7,432	24	—	—
Premium amortization(4)	56,378	83,562	—	—	—
Other income	20,910	14,883	8,801	9,716	10,900

Total managed net interest margin	$520,928	$506,281	$523,693	$483,863	$375,529

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our historical consolidated financial statements covers periods before the consummation of the Transactions. From June 1999 through April 29, 2005, the Company was a wholly owned subsidiary of Fairlane Credit, LLC, a wholly-owned subsidiary of Ford Motor Credit Company, or “Ford Credit”. On April 29, 2005, a newly formed entity, Triad Holdings Inc. and its wholly-owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC, or the “Acquisition”. As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation.

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

General

Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of automobile installment contracts. We purchase auto finance contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the purchase and origination of receivables, we rely upon warehouse and residual credit facilities. Prior to the Acquisition, we relied upon lines of credit, including advances from Ford Credit since we were acquired by a subsidiary of Ford Motor Company in June 1999. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we have completed ten securitizations of auto receivables. Prior to our May 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America, or “GAAP”.

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

Beginning with our May 2005 securitization, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness will remain on our balance sheet. We recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. The principal changes to our securitization structures that result in the differing accounting treatment include the right of the trust to enter into interest rate derivative contracts with respect to retained interests and also allows the servicer to sell charged-off finance receivable contracts. Provisions such as these preclude the use of sale treatment in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

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

Effects of the Transactions

From June 1999 and until the Acquisition, we funded our purchases of contracts, on an interim basis, with funds received from Ford Credit pursuant to an agreement providing for up to $3.0 billion of advances. For long-term financing, we have issued asset-backed securities. Since August 2002, we have sold or securitized over $9.3 billion of contracts in one private and nine public offerings of asset-backed securities. Upon consummation of the Acquisition, we replaced the financing received from Ford Credit with two warehouse facilities and two residual facilities that collectively provide us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal.

Components of Revenues and Expenses

Most of our revenues are generated from the purchase and origination of receivables, other interest income and securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, other interest income, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate. Other interest income includes (1) residual interest income on the retained interest in securitized assets we retain from securitization transactions, (2) interest income received with respect to notes we retain from securitization transactions, and (3) income on our restricted cash accounts. Our income related to sale of receivables includes: (1) the income related to the sales of receivables sold to Trusts in securitization transactions entered into prior to April 30, 2005, (2) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts and (3) the supplemental servicing fee income we receive from servicing the receivables in those Trusts. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance, referral fees received from other lenders and payment convenience fees.

Our costs and expenses consist of interest expense, operating expenses, provision for credit losses, other expenses, impairment charges on goodwill and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our purchase and origination of receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs, and prior to April 30, 2005, repossession and remarketing fees. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment and originated subsequent to April 29, 2005. Other expenses represent any write-downs to market on our held for sale receivables. During 2004, we determined that there was an impairment of goodwill and recorded a $61.2 million pre-tax charge to earnings.

Results of Operations

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

Our net income was $13.7 million for the year ended December 31, 2006, compared to $48.3 million for 2005. The decrease in net income was primarily due to higher provision for credit losses and lower other revenues, partially offset by higher net interest margin and lower expenses.

Net Interest Margin

Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Years Ended
	December 31,
	2006		2005
	(Dollars in thousands)

Held for sale	$	N/A	$437,820
Held for investment		3,498,717	1,784,107

Average owned finance receivables, carrying value		$3,498,717	$2,221,927

Average owned finance receivables increased by 57.5% for the year ended December 31, 2006 as compared to 2005. This increase was primarily attributable to an increase in new loan originations. We purchased and originated $2,650.3 million of auto contracts during 2006, compared to $1,880.2 million during 2005. This increase was due to a higher level of originations in our dealer channel resulting from increased efforts to sign up new dealers combined with the introduction of our third generation scorecard in December 2005.

The average new contract size was $18,619 for the year ended December 31, 2006, compared to $18,066 for 2005. The average annual percentage rate on contracts purchased and originated was 17.2% and 16.1% during the years ended December 31, 2006 and 2005, respectively.

Net interest margin on our owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Financing income	$542,465	$288,572
Other interest income	34,875	53,785
Interest expense	(202,929)	(107,398)

Net interest margin	$374,411	$234,959

Financing income as a percentage of average owned finance receivables	15.5%	13.0%

The 59.4% increase in net interest margin for the year ended December 31, 2006 as compared to 2005 was due to an increase in financing income partially offset by an increase in interest expense combined with a decrease in other interest income. Net interest margin included $56.4 million and $83.6 million of premium amortization for the year ended December 31, 2006 and for the period April 30, 2005 through December 31, 2005, respectively, related to our predecessor finance receivables held for investment and our receivables repurchased from gain on sale trusts.

The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 15.5% for the year ended December 31, 2006 from 13.0% in 2005 was due in part to an increase in pricing, together with a shift to an increased concentration of contracts with a higher weighted-average coupon due to higher credit risk, combined with lower net premium amortization. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $56.4 million and $83.6 million of premium amortization for the year ended December 31, 2006 and 2005, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, the average yield on receivables for the years ended December 31, 2006 and 2005 would have been 17.1% and 16.7%, respectively.

During 2006, expected cash flows from predecessor finance receivables held for investment were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables during 2006 which is expected to continue in future periods.

Other interest income decreased to $34.9 million for the year ended December 31, 2006, compared to $53.8 million for 2005. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances partially offset by an increase in interest income received on restricted cash accounts.

The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds was 5.7% for the year ended December 31, 2006, as compared to 4.7% for the year ended December 31, 2005, due to both higher interest rates and a greater concentration of higher-cost forms of borrowing, including our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Average debt outstanding was $3,559.2 million and $2,280.7 million for 2006 and 2005, respectively.

Provision for Credit Losses

Our provision for credit losses was $256.8 million for the year ended December 31, 2006 as compared to $58.9 million for 2005. Our provision for credit losses increased significantly as a result of the increase in size of the portfolio as well as an increase in the average age, or seasoning, of the portfolio and higher net charge-offs. In addition, we experienced higher than expected losses on receivables originated after the Acquisition.

Securitization and Servicing Income

Securitization and servicing income is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Servicing fee income	$21,966	$42,961
Impairment charge on retained interest	—	(7,089)

Securitization and servicing income	$21,966	$35,872

Securitization and servicing income decreased to $22.0 million for the year ended December 31, 2006, compared to $35.9 million for the year ended December 31, 2005. Securitization and servicing income represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in securitization and servicing income for the year ended December 31, 2006 as compared to 2005 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances. There were no impairment charges on our retained interest in securitized assets during the year ended December 31, 2006.

Other Income

Other income is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Customer fees	$19,961	$13,322
Gains on interest rate swap agreements	691	7,432
Other	950	1,561

Other income	$21,602	$22,315

Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap and warranty insurance policies and payment convenience fees, and gains on interest rate swap agreements. Excluding gains on interest rate swap agreements, the increase in other income for the year ended December 31, 2006 as compared to 2005 was primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.

Expenses

Operating expenses were $138.6 million for the year ended December 31, 2006, compared to $125.7 million for the year ended December 31, 2005. The $12.9 million increase in operating expenses for the year ended December 31, 2006 as compared to 2005 was due in part to a $2.0 million charge related to the sale of extended service contracts combined with higher costs associated with increased loan application volume, increased servicing costs related to portfolio growth and our decision to maintain lower account-to-collector ratios, together with higher compensation expense, higher outside contractor fees and higher data processing expenses. By comparison, 2005 expenses were higher due to $7.4 million in one-time charges attributable to relocation, severance and litigation settlement expenses and an additional $6.5 million incurred for the period January 1, 2005 through April 29, 2005 due to our decision to treat repossession and remarketing expenses as a component of credit losses rather than as operating expense. Annualized operating expenses as a percentage of average total managed receivables remained unchanged at 3.3% for the years ended December 31, 2006 and 2005.

Other expenses were $0 and $30.5 million for the years ended December 31, 2006 and 2005, respectively. Prior to April 30, 2005, other expenses represented write-downs to market value on loans that no longer met our securitization and sale criteria and that were subsequently transferred from our held for sale portfolio to our held for investment portfolio. In connection with our April 29, 2005 acquisition, all finance receivables were classified as held for investment as we have the ability and intent to hold these receivables until maturity.

Income Taxes

Income tax expense was $8.9 million for the year ended December 31, 2006, as compared to $29.7 million in 2005. Our effective income tax rate was 39.6% for 2006 and 39.3% for the period April 30, 2005 through December 31, 2005. Prior to April 30, 2005, our effective income tax rate was 37.7% and was based on our intercompany tax sharing agreement with Ford Credit. The rate differential was due to an increase in the state tax rate as a result of the Acquisition.

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

Certain data related to our owned finance receivables are summarized as follows:

	At December 31,
	2006	2005
	(Dollars in thousands)

Finance receivables held for investment	$3,045,938	$1,174,775
Allowance for credit losses	(195,000)	(51,259)

Finance receivables held for investment, net of allowance	2,850,938	1,123,516

Allowance for credit losses as a percentage of receivables	6.4%	4.4%
Predecessor finance receivables held for investment, net	849,246	1,468,410
Finance receivables repurchased from gain on sale trusts, net	62,659	—

Total owned finance receivables held for investment, net	$3,762,843	$2,591,926

The increase in the allowance for credit losses as a percentage of receivables at December 31, 2006 as compared to December 31, 2005 was due to the continued aging of our owned finance receivables held for investment. As of December 31, 2006 and 2005, the finance receivables held for investment are aged, on a weighted average basis, 8.0 months and 3.3 months, respectively.

Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Delinquent contracts:
31 to 60 days	$269,861	6.7%	$155,009	5.7%
Greater than 60 days	97,332	2.4	44,079	1.6

	367,193	9.1	199,088	7.3
In repossession	17,072	0.4	8,158	0.3

	$384,265	9.5%	$207,246	7.6%

Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies, including repossessions, were higher at December 31, 2006 as compared to December 31, 2005, due to an increase in the average age, or seasoning, of our owned portfolio combined with a higher delinquency trend in the contracts originated subsequent to the Acquisition and the strategic decision to allow our pool of receivables greater than 60 days delinquent more time to make payments prior to repossession.

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

Payment extensions as a percentage of owned finance receivables outstanding is summarized as follows:

	At December 31,
	2006	2005
	Percent	Percent

Never extended	83.3%	89.1%
Extended:
1-2 times	16.4%	10.6%
3-4 times	0.3%	0.3%

Total extended	16.7%	10.9%

Total	100.0%	100.0%

Payment extensions as a percentage of total owned finance receivables increased to 16.7% at December 31, 2006 compared with 10.9% in 2005, mainly driven by an increase in 1-2 times payment extensions which increased to 16.4% at December 31, 2006 as compared to 10.6% in same period last year. The increase in payment extensions is primarily due to an increase in the average age, or seasoning, of our portfolio. In addition, we adopted a strategy to increase the number of extensions granted on a seasonal basis, as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.

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

Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Repossession charge-offs	$269,935	$143,669
Less: Recoveries	(160,422)	(91,868)
Mandatory charge-offs(1)	83,000	43,816

Net charge-offs	$192,513	$95,617

Net charge-offs as a percentage of average total owned receivables outstanding	5.5%	4.3%
Recoveries as a percentage of charge-offs	45.5%	49.0%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age or seasoning of the portfolio and economic factors. The increase in net charge-offs as a percentage of average owned finance receivables to 5.5% for the year ended December 31, 2006 as compared to 4.3% for 2005 was primarily due to higher charge-offs. The increase in charge-offs was due to an increase in the average age, or seasoning, of our portfolio combined with the inclusion of repossession and remarketing expenses as a component of credit losses as well as higher than expected credit losses on receivables originated after the Acquisition. Subsequent to April 29, 2005, repossession and remarketing expenses on our owned finance receivables are no longer classified as operating expenses, but rather a component of credit losses on charged-off receivable balances. The decrease in recoveries as a percentage of charge-offs were primarily attributable to the inclusion of repossession and remarketing expenses as a component of credit losses beginning April 30, 2005.

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

Beginning with our May 2005 securitization transaction, we altered the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness will remain on our balance sheet. Additionally, we will recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. As a result of this change, our provision for credit losses and our net margin have increased significantly, with our provision for credit losses increasing initially at a greater rate than our net margin because we began recording a provision for credit losses upon the purchase of each contract. In addition, our securitization income and net income have decreased, with no change to our cash flows, as a result of this accounting change.

Our average total managed finance receivables outstanding are summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Average owned finance receivables, carrying value	$3,498,717	$2,221,927
Average sold finance receivables	765,416	1,573,103

Average total managed finance receivables	$4,264,133	$3,795,030

Total Managed Net Interest Margin

Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Financing and other interest income	$747,793	$649,709
Interest expense	(226,865)	(143,428)

Net interest margin	$520,928	$506,281

Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$374,411	$234,959
Other interest income	(34,875)	(53,784)
Financing revenue on sold receivables	128,039	262,691
Interest expense on sold receivables	(24,627)	(43,462)
Gain (losses) on interest rate swaps	691	7,432
Premium amortization	56,378	83,562
Other income	20,911	14,883

Total managed net interest margin	$520,928	$506,281

Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005

Finance revenue, fee and other income	17.5%	17.1%
Interest expense	(5.3)	(3.8)

Net interest margin as a percentage of average total managed receivables	12.2%	13.3%

Annualized net interest margin as a percentage of average total managed receivables decreased to 12.2.% for the year ended December 31, 2006 as compared to 13.3% for the same period last year. This decrease was mainly due to higher interest expense. The increase in interest expense was due to higher interest rates, the impact of lower gains on interest rate swaps, and higher cost forms of borrowing. Excluding gain (losses) on interest rate swaps, annualized net interest margin as a percentage of average total managed receivables would have been 12.2% and 13.1%, respectively, for the year ended December 31, 2006 and 2005.

Total Managed Credit Quality

We have periodically sold receivables in securitization transactions to Trusts and retained an interest in the receivables sold in the form of retained interests in securitized assets. Retained interests in securitized assets are reflected on our balance sheet at fair value, calculated based upon the present value of estimated excess future cash flows from the Trusts using, among other assumptions, probable future cumulative credit losses on the receivables sold. Charge-offs of receivables that have been sold to Trusts decrease the amount of excess future cash flows from the Trusts. If such charge-offs are expected to exceed our original probable cumulative credit losses, the fair value of retained interest in securitized assets could be written down through an impairment charge to earnings.

Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At December 31, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$4,032,551	$—	$4,032,551
Sold finance receivables	—	484,818	484,818

Total managed finance receivables	$4,032,551	$484,818	$4,517,369

Number of outstanding contracts	264,559	55,802	320,361

Average principal amount of outstanding contracts (in dollars)	$15,243	$8,688	$14,101

	At December 31, 2005
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$2,736,183	$—	$2,736,183
Sold finance receivables	—	1,130,352	1,130,352

Total managed finance receivables	$2,736,183	$1,130,352	$3,866,535

Number of outstanding contracts	176,617	112,317	288,934

Average principal amount of outstanding contracts (in dollars)	$15,492	$10,064	$13,382

Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$269,861	6.7%	$51,827	10.7%	$321,688	7.1%
Greater than 60 days	97,332	2.4	17,970	3.7	115,302	2.6

	367,193	9.1	69,797	14.4	436,990	9.7
In repossession	17,072	0.4	4,819	1.0	21,891	0.5

	$384,265	9.5%	$74,616	15.4%	$458,881	10.2%

	At December 31, 2005
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$155,009	5.7%	$120,474	10.7%	$275,483	7.1%
Greater than 60 days	44,079	1.6	37,240	3.3	81,319	2.1

	199,088	7.3	157,714	14.0	356,802	9.2
In repossession	8,158	0.3	13,476	1.2	21,634	0.6

	$207,246	7.6%	$171,190	15.2%	$378,436	9.8%

Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies for our total managed portfolio were higher at December 31, 2006 compared to 2005 due to a higher delinquency trend in the contracts originated subsequent to the Acquisition and the strategic decision to allow our pool of receivables greater than 60 days delinquent more time to make payments prior to repossession.

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

The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At December 31, 2006
	Owned	Sold	Total Managed

Never extended	83.3%	53.1%	80.1%
Extended:
1-2 times	16.4%	43.8%	19.3%
3-4 times	0.3%	3.1%	0.6%

Total extended	16.7%	46.9%	19.9%

Total	100.0%	100.0%	100.0%

	At December 31, 2005
	Owned	Sold	Total Managed

Never extended	89.1%	60.8%	80.8%
Extended:
1-2 times	10.6%	37.7%	18.5%
3-4 times	0.3%	1.5%	0.7%

Total extended	10.9%	39.2%	19.2%

Total	100.0%	100.0%	100.0%

The increase in payment extensions is primarily due to an increase in the average age, or seasoning, of our portfolio. At December 31, 2006 and 2005, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. In addition, we adopted a strategy to increase the number of extensions granted on a seasonal basis, as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.

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

Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Owned:
Repossession charge-offs	$269,935	$143,669
Less: Recoveries	(160,422)	(91,868)
Mandatory charge-offs(1)	83,000	43,816

Net charge-offs	$192,513	$95,617

Sold:
Charge-offs	$109,092	$231,026
Less: Recoveries	(55,213)	(94,990)
Mandatory charge-offs(1)	—	—

Net charge-offs	$53,879	$136,036

Total Managed:
Repossession charge-offs	$379,027	$374,695
Less: Recoveries	(215,635)	(186,858)
Mandatory charge-offs(1)	83,000	43,816

Net charge-offs	$246,392	$231,653

Net charge-offs as a percentage of average total managed receivables outstanding	5.8%	6.1%
Recoveries as a percentage of charge-offs	46.7%	44.6%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

Net charge-offs as a percentage of average total managed receivables outstanding may vary from period to period based upon credit quality, the average age or seasoning of the portfolio and economic factors. Net charge-offs as a percentage of average total managed receivables were 5.8% for the year ended December 31, 2006 as compared to 6.1% for 2005.

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

Net Interest Margin

Our average owned finance receivables outstanding were as follows:

	For the Years Ended
	December 31,
	2005	2004
	(Dollars in thousands)

Held for sale	N/A	$912,497
Held for investment	2,221,927	284,536

Average owned finance receivables	$2,221,927	$1,197,033

Average owned finance receivables increased by 85.6% for the year ended December 31, 2005 as compared to 2004. This increase was primarily attributable to a change in how we account for securitization transactions. In March 2004, we securitized $736.5 million of receivables that met the criteria for a sale of receivables. Beginning with our May 2005 securitization transaction, we altered the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. We purchased and originated $1,880.2 million of auto contracts during 2005, compared to $2,056.2 million during 2004. This decrease was primarily due to a lower level of originations in our dealer channel, mainly due to increased competition and higher pricing, partially offset by continued growth in our direct channel.

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

Income Taxes

Income tax expense was $29.7 million for the year ended December 31, 2005, as compared to $43.5 million in 2004. Our effective income tax rate was 39.3% for the period April 30, 2005 through December 31, 2005, 37.3% for the period January 1, 2005 through April 29, 2005 and 45.6% for 2004. Prior to April 30, 2005, our income tax rate was based on our intercompany tax sharing agreement with Ford Credit. The higher 2004 tax rate resulted primarily from the $61.2 million impairment charge on goodwill, the majority of which was non-deductible for tax purposes.

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

The following table presents certain data related to our owned finance receivables:

	At December 31,
	2005	2004
	(Dollars in thousands)

Finance receivables held for investment	$1,174,775	$227,100
Allowance for credit losses	(51,259)	(16,081)

Finance receivables held for investment, net of allowance	1,123,516	211,019

Allowance for credit losses as a percentage of receivables	4.4%	7.1%
Predecessor finance receivables held for investment, net	1,468,410	—

Finance receivables held for sale, net	—	1,510,315

Total owned finance receivables, net	$2,591,926	$1,721,334

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

Total Managed Net Interest Margin

Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Years Ended
	December 31,
	2005	2004
	(Dollars in thousands)

Financing and other interest income	$649,709	$630,423
Interest expense	(143,428)	(106,730)

Net interest margin	$506,281	$523,693

Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended
	December 31,
	2005	2004
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$234,959	$263,922
Other interest income	(53,784)	(103,959)
Financing revenue on sold receivables	262,691	422,866
Interest expense on sold receivables	(43,462)	(67,961)
Gain (losses) on interest rate swaps	7,432	24
Premium amortization	83,562	—
Other income	14,883	8,801

Total managed net interest margin	$506,281	$523,693

Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Years
	Ended
	December 31,
	2005	2004

Finance revenue, fee and other income	17.1%	16.9%
Interest expense	(3.8)	(2.9)

Net interest margin as a percentage of average total managed receivables	13.3%	14.0%

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

Liquidity and Capital Resources

General

Our primary sources of cash are borrowings on our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Prior to April 30, 2005, our primary source of cash had been advances from Ford Credit and sales of auto receivables to Trusts in securitization transactions. Our primary uses of cash have been purchases of receivables, operating costs and expenses and funding credit enhancement requirements for securitization transactions and debt service requirements.

In March 2004, we executed a $736.5 million securitization that met the criteria for a sale of receivables. From March 2004 through April 2005, we did not execute any securitization transactions. Following the determination by Ford Credit to sell the Company in 2004, we elected not to complete a securitization transaction. Subsequent to the April 29, 2005 purchase transaction and through December 31, 2006, we have completed five securitization transactions. Cash flows from the March 2004 securitization transactions are included in cash flows from operating activities while cash flows from the securitization transactions subsequent to April 29, 2005 are included in cash flows from financing activities.

Net cash provided by (used in) operating activities was $252.4 million, $(213.0) million and $(1,048.2) million during 2006, 2005 and 2004, respectively. Cash flows from operating activities are affected by net income as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, impairment charges, accretion of present value discount and gains on sales of finance receivables. The $252.4 million of cash flows provided by operating activities for the year ended December 31, 2006 was primarily due to $13.7 million of net income adjusted by $256.8 million of provision for credit losses. The $213.0 million and $1,048.2 million of cash flows used in operating activities for the years ended December 31, 2005 and 2004, respectively, was primarily due to $627.4 million and $2,058.0 million in purchases of receivables held for sale for the years ended December 31, 2005 and 2004, respectively, partially offset by $215.3 million and $312.2 million in collections on finance receivables held for sale and $48.3 million and $51.9 million in net income for the years ended December 31, 2005 and 2004, respectively.

Net cash (used in) or provided by investing activities was $(1,485.5) million, $(1,178.0) million and $419.3 million in 2006, 2005 and 2004, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the year ended December 31, 2006, net cash used in investing activities included $2,662.2 million related to purchases of finance receivables held for investment partially offset by $1,289.1 million in collections on finance receivables held for investment. During the year ended December 31, 2005, net cash used in investing activities included $553.5 million related to the acquisition of Triad Financial Corporation and $1,259.8 million in purchases of finance receivables held for investment partially offset by $579.3 million in collections on finance receivables held for investment During the year ended December 31, 2004, net cash provided by investing activities included $247.9 million of distributions from gain on sale trusts.

Net cash provided by financing activities was $1,248.2 million, $1,410.5 million and $640.1 million in 2006, 2005 and 2004, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $1,248.2 million of cash provided by financing activities for the year ended December 31, 2006 was due to $2,830.0 million in proceeds from issuance of securitization notes and $30.0 million in proceeds from issuance of preferred stock, partially offset by $1,144.0 million in payments on securitization notes and $396.7 million in net change in warehouse credit facilities. The $1,410.5 million of cash provided by financing activities for the year ended December 31, 2005 was due to $2,009.2 million in proceeds from issuance of securitization notes and $830.8 million in net change in warehouse credit facilities, partially offset by $1,564.6 million in net change in due to Ford Credit. The $640.1 million of cash provided by financing activities for the year ended December 31, 2004 was due to $640.1 million in net change in due to Ford Credit.

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

In connection with the Acquisition, we entered into two warehouse lending facilities, each with a different lender, and two residual facilities, each with one of the lenders under our warehouse facilities. We used borrowings under these facilities initially to fund a portion of the purchase price of the Acquisition and to repay amounts due to Ford Credit. Thereafter, the warehouse facilities fund most of our ongoing origination and acquisition of contracts, and the residual facilities provide us with working capital. Special purpose subsidiaries are the borrowers under these facilities. The termination dates for the two warehouse facilities are different, as are the termination dates for the two residual facilities. However, for each lender, the warehouse facility and residual facility terminate on the same date. With respect to one such a lender, a warehouse and residual facility was scheduled to terminate on April 29, 2007. We renewed the term of these facilities for an additional period of two years each. The proceeds from the issuance of the notes were used to fund a portion of the purchase price of the Acquisition.

Based on our anticipated level of originations, we believe our cash flow from operations, available cash and available borrowings under our warehouse and residual facilities will provide us with sufficient liquidity to fund originations on an interim basis until a sufficient amount of receivables can be pooled together for subsequent securitizations. We plan to continue to access the securitization market on a frequent basis which will provide us with additional liquidity.

Contractual and Long-Term Debt Obligations

The following table summarizes the scheduled payments under our contractual long-term debt obligations at December 31, 2006:

	Payments Due by Period
	Less than	1 to	3 to	More than
	1 Year	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)

Operating leases	$3,672	$4,086	$3,790	$1,737	$13,285
Warehouse payable	434,131	—	—	—	434,131
Residual financing	95,000	—	—	—	95,000
Securitization notes payable	1,256,724	1,571,510	429,981	—	3,258,215
Senior notes	—	—	—	149,167	149,167
Estimated interest payments on debt	187,303	134,335	37,013	33,749	392,400

Total	$1,976,830	$1,709,931	$470,784	$184,653	$4,342,198

Securitizations

We completed ten auto receivables securitization transactions from August 2002 through December 31, 2006. In these transactions, we securitized approximately $9.3 billion of automobile receivables, issuing $8.5 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our intercompany credit facility with Ford Credit and our warehouse facilities.

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

At December 31, 2006, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. If that occurred, we could be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.

We believe that we will continue to require the execution of securitization transactions, along with borrowings under our warehouse and residual facilities, in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are unavailable to us on a regular basis, we may be required to significantly decrease contract origination activities and implement significant expense reductions, all of which may have a material adverse affect on our ability to achieve our business and financial objectives.

In 2004, we completed only one securitization, because we elected not to effect a securitization following the determination by Ford to sell the Company. During 2005 and 2006 we completed two and three securitizations, respectively. Our last securitization was in October 2006. Subject to market conditions, we presently expect to complete a securitization every four to six months.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently evaluating the effect, if any, of the adoption of SFAS 159 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe the guidance provided by SAB 108 will have a material effect on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect, if any, of the adoption of SFAS 157 on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe the guidance provided by FIN 48 will have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statements No. 140 (“SFAS 156”). This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The Statement permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. We do not believe the guidance provided by SFAS 156 will have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of adoption date. We do not believe the guidance provided by SFAS 155 will have a material effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

General

Our earnings are affected by changes in interest rates as a result of our dependence upon the issuance of fixed and variable rate securities and the incurrence of variable rate debt to fund the purchase of auto finance contracts. Fluctuations in market interest rates impact the interest payments required under our warehouse and residual facilities, as well as the interest to be paid in future securitization transactions. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments and the regular securitization of auto finance contracts.

Warehouse and Residual Facilities

In our contract origination process, we purchase auto finance contracts and make loans that bear fixed interest rates and are pledged to secure borrowings under our warehouse facilities. Amounts borrowed under our warehouse facilities will bear variable interest rates. We intend to utilize our warehouse facilities to fund receivables until we accumulate a portfolio of sufficient size to securitize. To mitigate the risk of fluctuations in interest rates prior to a securitization, we anticipate entering into forward-starting swap agreements on a periodic basis. If interest rates are above the forward-starting swap rate on the pricing date of a securitization, the purchaser of the forward-starting swap agreement will pay us for the increase in interest rates. Likewise, if interest rates are below the locked rate on the pricing date of a securitization, we will pay the purchaser of the forward-starting swap agreement for the decrease in interest rates. Therefore, regardless of whether interest rates increase or decrease between the date auto finance contracts are originated and the date these contracts are securitized, we will have locked in the cost of funds on outstanding notional amounts and the gross interest rate spread of our auto finance contracts. Unlike traditional swaps, a forward-starting swap has only one cash exchange at settlement. We may also utilize a swaption collar strategy. In this strategy, we buy a payer swaption and sell a receiver swaption thereby limiting our cost of funds to an upper and lower bound, or strike level. We will make payment if interest rates fall below the lower strike rate and receive a payment if interest rates rise above the higher strike rate. If rates remain between the upper and lower strike rates, then no payment is made. Other derivative financial instruments may be utilized if considered advantageous by us in managing the risk of interest rate fluctuations.

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

Securitizations

We plan to access the securitization market on a frequent basis to provide for long-term funding of our auto finance contracts. The interest rates demanded by investors in our future securitization transactions will depend on prevailing market interest rates for comparable transactions and the general interest rate environment. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments, the regular securitization of auto finance contracts and pre-funding securitizations.

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

On December 23, 2004, Ford Credit executed a forward-starting swap agreement with us upon signing the Stock Purchase Agreement to hedge underlying interest rates on a portion of our portfolio based on values at the transaction date. This agreement, as amended, had a notional amount of $1.275 billion. If interest rates are above the forward starting-swap rate on the settlement date, the market value of the forward-starting swap is positive, and we will receive an amount from Ford Credit equal to such market value. Likewise, if the market value is negative on the settlement date, we will pay an amount to Ford Credit equal to such market value. This agreement was intended to ensure the economics of the transaction are consistent at closing as agreed to under the Stock Purchase Agreement and not affected by fluctuations in interest rates. This agreement allowed us to minimize the risk of interest rate fluctuations on our gross interest rate margin prior to the closing of the Acquisition. The agreement was settled April 29, 2005 and resulted in a cumulative gain of $5.2 million.

Interest Rate Sensitivity

The following tables provide information about our financial assets and liabilities, as well as our existing derivative financial instruments that are sensitive to changes in interest rates at December 31, 2006 and 2005. For auto finance contracts and liabilities with contractual maturities secured by auto finance contracts, the table presents principal cash flows and related weighted average interest rates by contractual maturities, as well as our historical experience of the impact of interest rate fluctuations on the credit loss and prepayment of contracts. For our existing forward-starting swap agreement, the table presents the notional amount and weighted average interest rate by contractual maturity date. The notional amount is used to calculate the contractual payment to be exchanged under the contract.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity as of December 31, 2006.

	For the Year Ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Rate Sensitive Assets:
Finance receivables held for investment	1,035,241	845,155	610,323	149,173	267,990	138,056	3,045,938
Average interest rate	17.20%	17.20%	17.20%	17.20%	17.20%	17.20%	17.20%
Predecessor finance receivables held for investment, net	$407,957	$241,639	$138,276	$58,129	$3,245	$—	$849,246
Average interest rate	12.64%	12.64%	12.64%	12.64%	12.64%	—	12.64%
Finance receivables repurchased from gain on sale trusts, net	62,659	—	—	—	—	—	62,659
Average interest rate	17.00%	—	—	—	—	—	17.00%
Retained interest in securitized assets	97,647	4,884	—	—	—	—	102,531
Average interest rate	16.00%	16.00%	—	—	—	—	16.00%
Rate Sensitive Liabilities:
Warehouse payable	434,131	—	—	—	—	—	434,131
Average interest rate	5.83%	—	—	—	—	—	5.83%
Residual financing	95,000	—	—	—	—	—	95,000
Average interest rate	7.88%	—	—	—	—	—	7.88%
Securitization notes payable	1,256,724	1,048,672	522,838	429,981	—	—	3,258,215
Average interest rate	4.90%	4.85%	5.26%	5.37%	—	—	5.00%
Senior notes	—	—	—	—	—	149,167	149,167
Average interest rate	—	—	—	—	—	11.25%	11.25%
Interest Rate Derivatives:
Interest rate swap agreements
Notional amount	403,703	—	—	—	—	—	403,703
Average pay rate	4.73%	—	—	—	—	—	4.73%
Average receive rate	5.16%	—	—	—	—	—	5.16%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity as of December 31, 2005.

	For the Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)

Rate Sensitive Assets:
Predecessor finance receivables held for investment, net	$643,904	$384,654	$236,467	$145,740	$56,916	$729	$1,468,410
Average interest rate	9.79%	9.79%	9.79%	9.79%	9.79%	9.79%	9.79%
Finance receivables held for investment	334,160	304,810	241,835	164,372	35,718	93,880	1,174,775
Average interest rate	17.1%	17.1%	17.1%	17.1%	17.1%	17.1%	17.1%
Retained interest in securitized assets	160,355	56,597	—	—	—	—	216,952
Average interest rate	16.00%	16.00%	—	—	—	—	16.00%
Rate Sensitive Liabilities:
Warehouse payable	830,848	—	—	—	—	—	830,848
Average interest rate	4.89%	—	—	—	—	—	4.89%
Residual financing	105,000	—	—	—	—	—	105,000
Average interest rate	6.38%	—	—	—	—	—	6.38%
Term debt	52,323	—	—	—	—	—	52,323
Average interest rate	6.00%	—	—	—	—	—	6.00%
Securitization notes payable	543,131	486,798	356,042	186,297	—	—	1,572,268
Average interest rate	4.20%	4.20%	4.20%	4.20%	—	—	4.20%
Senior notes	—	—	—	—	—	149,079	149,079
Average interest rate	—	—	—	—	—	11.25%	11.25%
Interest Rate Derivatives:
Forward-starting swap contract
Notional amount	748,386	—	—	—	—	—	748,386
Average pay rate	4.53%	—	—	—	—	—	4.53%
Average receive rate	3.91%	—	—	—	—	—	3.91%

Our existing receivables held for sale were reclassified as held for investment as we ceased using gain-on-sale accounting as of the close of the Acquisition. With respect to held for investment receivables, credit loss and prepayment assumptions are consistent with our historical experience. Our residual assets are estimated to be realized in future periods using discount rate, prepayment and credit loss assumptions consistent with our historical experience. The principal amounts of the warehouse and residual facilities have been classified based on their expected payoff. We expect to replace the funding of the held for investment receivables pledged to the warehouse facilities with future securitization transactions.

The notional amount on the forward-starting swap agreement is based on contractual terms. The notional amount does not represent amounts exchanged by parties and, thus, is not a measure of our exposure to loss through this agreement.

Management monitors the interest rate environment and may employ pre-funding and other hedging strategies designed to mitigate the impact of changes in interest rates. However, we can provide no assurance that pre-funding or other hedging strategies will mitigate the impact of changes in interest rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increases, our gross interest rate spread on new originations will generally decline because the rates charged on the contracts we originated or purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs to consumers. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. Although interest rates have been low over the past few years, the federal funds rate rose 2.00% during 2005 and 1.00% during 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements and reports of independent registered public accounting firm are included herein:

Page

Audited Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	59-60
Consolidated Balance Sheets	61
Consolidated Statements of Income	62
Consolidated Statements of Stockholder’s Equity	63
Consolidated Statements of Cash Flows	64
Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder
of Triad Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Triad Financial Corporation (the “Successor Company”) and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from April 30, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder
of Triad Financial Corporation:

In our opinion, the accompanying consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of Triad Financial Corporation (the “Predecessor Company”) and its subsidiaries for the period from January 1, 2005 through April 29, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2007

TRIAD FINANCIAL CORPORATION

Consolidated Balance Sheets

	Successor
	December 31, 2006	December 31, 2005
	(Note 1)	(Note 1)
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$60,367	$45,295
Cash — restricted	274,059	153,231
Finance receivables held for investment, net	3,781,469	2,596,809
Retained interest in securitized assets	102,531	216,952
Accounts receivable, net	50,918	31,438
Fixed assets, net of accumulated depreciation of $13,913 in 2006 and $5,554 in 2005	19,294	16,733
Collateral held for resale	17,072	8,158
Capitalized financing costs, net of accumulated amortization of $20,826 in 2006 and $6,851 in 2005	15,031	20,263
Deferred tax asset, net	63,731	13,076
Goodwill	30,446	30,446
Other assets	3,617	5,755

Total assets	$4,418,535	$3,138,156

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Revolving credit facilities	$529,131	$935,848
Due to Ford Motor Credit Company	—	52,323
Securitization notes payable	3,258,215	1,572,268
Senior notes payable	149,167	149,079
Taxes payable	3,499	6,923
Other liabilities	72,364	64,883

Total liabilities	4,012,376	2,781,324

Commitments and contingencies (Note 13)
Stockholder’s Equity
Preferred stock, no par value; authorized 3,000,000 shares; issued and outstanding 1,500,000 shares at December 31, 2006 and none at December 31, 2005	30,000	—
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at December 31, 2006 and 2005	—	—
Additional paid in capital	345,000	345,000
Retained earnings	22,075	9,983
Accumulated other comprehensive income	9,084	1,849

Total stockholder’s equity	406,159	356,832

Total liabilities and stockholder’s equity	$4,418,535	$3,138,156

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION

Consolidated Statements of Income

	Successor		Predecessor
	Year	April 30, 2005	January 1, 2005	Year
	Ended	Through	Through	Ended
	December 31, 2006	December 31, 2005	April 29, 2005	December 31, 2004
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
	(Dollars in thousands)
Financing and other interest income	$577,340	$215,114	$127,243	$302,715
Interest expense	202,929	85,958	21,440	38,793

Net interest margin	374,411	129,156	105,803	263,922

Provision for credit losses	256,762	58,909	—	1,135

Net interest margin after provision for credit losses	117,649	70,247	105,803	262,787

Securitization and servicing income	21,966	19,275	16,597	82,579
Other income	21,602	12,803	9,512	8,825

Total other revenues	43,568	32,078	26,109	91,404

Operating expenses	138,605	85,889	39,857	123,894
Other expenses	—	—	30,505	73,713
Impairment charge on goodwill	—	—	—	61,192

Total expenses	138,605	85,889	70,362	258,799

Income before income taxes	22,612	16,436	61,550	95,392
Provision for income taxes	8,945	6,453	23,208	43,503

Net income	$13,667	$9,983	$38,342	$51,889

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION

Consolidated Statements of Stockholder’s Equity

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

(Predecessor, Note 1)
Balance, December 31, 2003	$—	$5,047	$342,703	$36,457	$40,022	$424,229
Comprehensive income
Net income	—	—	—	51,889	—	51,889
Net unrealized loss on retained interest in securitized assets (net of tax of $10,533)	—	—	—	—	(17,405)	(17,405)

Total comprehensive income, net of tax	—	—	—	51,889	(17,405)	34,484

Balance, December 31, 2004	$—	$5,047	$342,703	$88,346	$22,617	$458,713
Comprehensive income
Net income	—	—	—	38,342	—	38,342
Net unrealized loss on retained interest in securitized assets (net of tax of $2,875)	—	—	—	—	(4,750)	(4,750)

Total comprehensive income, net of tax	—	—	—	38,342	(4,750)	33,592

Balance, April 29, 2005	$—	$5,047	$342,703	$126,688	$17,867	$492,305
(Successor, Note 1)
Purchase accounting adjustments	—	(5,047)	(342,703)	(126,688)	(17,867)	(492,305)
Issuance of common stock	—	—	345,000	—	—	345,000
Comprehensive income
Net income	—	—	—	9,983	—	9,983
Net unrealized gain on retained interest in securitized assets (net of tax of $1,207)	—	—	—	—	1,849	1,849

Total comprehensive income, net of tax	—	—	—	9,983	1,849	11,832

Balance, December 31, 2005	$—	$—	$345,000	$9,983	$1,849	$356,832
Issuance of preferred stock	30,000	—	—	—	—	30,000
Preferred stock dividends declared	—	—	—	(1,575)	—	(1,575)
Comprehensive income
Net income	—	—	—	13,667	—	13,667
Net unrealized gain on retained interest in securitized assets (net of tax of $4,724)	—	—	—	—	7,235	7,235

Total comprehensive income, net of tax	—	—	—	13,667	7,235	20,902

Balance, December 31, 2006	$30,000	$—	$345,000	$22,075	$9,084	$406,159

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year	April 30, 2005	January 1, 2005	Year
	Ended	Through	Through	Ended
	December 31, 2006	December 31, 2005	April 29, 2005	December 31, 2004
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$13,667	$9,983	$38,342	$51,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of finance receivables	—	—	—	(27,145)
Purchases of finance receivables held for sale	—	—	(627,399)	(2,057,999)
Proceeds from sales of finance receivables held for sale	—	—	—	631,106
Collections on finance receivables held for sale	—	—	215,322	312,170
Depreciation and amortization	20,624	12,417	2,714	8,582
Provision for credit losses	256,762	58,909	—	1,135
Impairment charges on goodwill	—	—	—	61,192
Deferred income tax benefit	(55,379)	(14,283)	—	(2,690)
Accretion of present value discount	(24,803)	(28,953)	(22,046)	(83,137)
Amortization of purchase premium	56,378	83,563	—	—
Impairment charges on retained interest on securitizations	—	4,098	490	14,265
Changes in operating assets and liabilities
Accounts receivable	(19,480)	9,733	(3,711)	(12,486)
Other assets	563	(3,393)	(375)	243
Other liabilities	7,481	31,544	(8,161)	8,458
Current tax receivable/payable	(3,424)	6,923	21,259	46,193

Net cash provided by (used in) operating activities	252,389	170,541	(383,565)	(1,048,224)

Cash flows from investing activities
Acquisition of Triad Financial Corporation (Note 1)	—	(553,548)	—	—
Distributions from gain on sale trusts	151,183	99,255	75,675	247,867
Repurchases from gain on sale trusts	(131,857)	—	—	—
Purchases of finance receivables held for investment	(2,662,201)	(1,259,827)	—	—
Proceeds from sales of finance receivables held for investment	—	—	—	20,885
Collections on finance receivables held for investment	1,289,143	579,290	43,760	156,220
Change in restricted cash	(120,828)	(153,231)	—	—
Purchases of fixed assets	(10,921)	(7,771)	(1,556)	(5,700)

Net cash (used in) provided by investing activities	(1,485,481)	(1,295,832)	117,879	419,272

Cash flows from financing activities
Net change in warehouse credit facilities	(396,717)	830,848	—	—
Net change in residual credit facilities	(10,000)	105,000	—	—
Net change in due to Ford Motor Credit Company	(52,323)	(1,828,126)	263,546	640,082
Issuance of securitization notes	2,829,995	2,009,168	—	—
Payment on securitization notes	(1,144,048)	(436,900)	—	—
Issuance of senior notes	—	149,066	—	—
Capitalized finance costs	(8,743)	(27,114)	—	—
Issuance of preferred stock	30,000	—	—	—
Issuance of common stock	—	345,000	—	—

Net cash provided by financing activities	1,248,164	1,146,942	263,546	640,082

Net increase (decrease) in cash	15,072	21,651	(2,140)	11,130

Cash
Beginning of period	45,295	23,644	25,784	14,654

End of period	$60,367	$45,295	$23,644	$25,784

Non-cash activity
Goodwill generated from acquisition of Triad Financial Corporation (Note 1)	$—	$30,446	$—	$—

Transfer of finance receivable from held for sale to held for investment	$—	$—	$41,894	$57,825

Retained interest in securitized assets generated from securitizations	$—	$—	$—	$123,830

Preferred stock dividends declared	$1,575	$—	$—	$—

Supplemental Disclosure
Interest paid	$199,217	$81,756	$—	$—

Income taxes paid	$69,078	$13,813	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Triad Financial Corporation

Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

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

From June 1999 through April 29, 2005, the Company was a wholly-owned subsidiary of Fairlane Credit, LLC, a wholly-owned subsidiary of Ford Motor Credit Company (“Ford Credit”).

On April 29, 2005, a newly formed entity, Triad Holdings Inc. (“Triad Holdings”) and its wholly-owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation with the Company being the surviving corporation. Triad Holdings is beneficially owned by Hunter’s Glen/Ford Ltd. and affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner, L.L.C.

In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings, plus related purchase accounting adjustments, have been recorded in our consolidated financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning April 30, 2005. Information for all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting.

As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. The purchase price paid by Triad Holdings plus acquisition and closing costs, exceeded the fair value of net assets acquired, resulting in approximately $30.4 million of goodwill.

2.	Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, all of which are Delaware corporations, Triad Financial Special Purpose Corporation, Triad Financial Special Purpose LLC, Triad Financial Residual Special Purpose LLC, and Triad Financial Warehouse Special Purpose LLC (the “Subsidiaries”). Triad Financial Warehouse Special Purpose LLC includes its wholly-owned subsidiary, Triad Automobile Receivables Warehouse Trust, a Delaware trust.

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

using the interest method based on contractual cash flows. Premiums and discounts and origination costs are deferred and amortized as adjustments to financing income over the estimated life of the related receivables.

In connection with the Acquisition, the carrying value of our predecessor finance receivables held for investment owned as of the Acquisition was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk. The carrying value of our finance receivables repurchased from gain on sale trusts was recorded at fair market value upon repurchase taking into account future expected credit losses and a required rate of return commensurate with the associated risk. Financing income on these receivables includes interest income recognized using the interest method based on contractual cash flows and taking into account expected prepayments and is net of premium amortization.

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

Sale of Receivables

All securitization transactions executed by the Company subsequent to April 29, 2005 have been accounted for as secured financings in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables were sold in 2006 or 2005.

Prior to April 30, 2005, finance receivables were sold in securitization transactions that were accounted for as sales of finance receivables in accordance with GAAP. These transaction structures involved the Company surrendering control over these assets by selling finance receivables to off-balance sheet securitization entities. The securitization entities issued interest-bearing securities collateralized by future collections on the sold receivables.

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

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, our interest rate swap agreements outstanding are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Fair value is calculated using current market rates for similar instruments with the same remaining maturities.

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

Depreciation expense totaled $8.4 million for the year ended December 31, 2006. Depreciation expense totaled $2.7 million for the period January 1, 2005 through April 29, 2005, $5.6 million for the period April 30, 2005 through December 31, 2005 and $8.6 million for the year ended December 31, 2004.

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company reviews its goodwill for impairment annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s only reporting unit to its fair value.

Using the terms of the acquisition discussed in Note 1, the Company determined that there was an impairment of goodwill during the fourth quarter of 2004 and recorded a $61.2 million pre-tax charge to earnings.

Income Taxes

The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, resulting in two components of income tax expense; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, the Company also establishes liabilities related to items in dispute with various tax authorities when the item becomes probable and the cost can be reasonably estimated.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe the guidance provided by FIN 48 will have a material effect on our consolidated financial statements.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, revised 2004, (“SFAS 123R”) prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method which is one of the adoption methods provided for under SFAS 123R. SFAS 123R, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 “Share-Based Payment”, which the SEC issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

3.	Finance Receivables

Finance receivables at December 31, 2006 and 2005 are summarized as follows:

	Successor
	2006	2005
	(Dollars in thousands)

Finance receivables held for investment	$3,045,938	$1,174,775
Premiums and discounts, net	(7,699)	(4,701)
Deferred costs, net	26,325	9,584
Allowance for credit losses	(195,000)	(51,259)

Finance receivables held for investment, net	2,869,564	1,128,399

Predecessor finance receivables held for investment, net	849,246	1,468,410
Finance receivables repurchased from gain on sale trusts, net	62,659	—

Finance receivables, net	$3,781,469	$2,596,809

Prior to April 30, 2005, finance receivables that we originated were classified as held for sale and carried at the lower of cost or market on an aggregate basis with any write-downs to market recorded as a charge to earnings and reflected in other expenses. The amount of write-downs to market value charged to earnings and reflected in other expenses totaled $30.5 million for the period January 1, 2005 through April 29, 2005. The amount of write-downs to market value charged to earnings totaled $73.7 million for the year ended December 31, 2004.

The aggregate unpaid principal balances of finance receivables more than 60 days past due were $97.3 million at December 31, 2006 and $44.1 million at December 31, 2005.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(193,929)	—	(193,929)	140,836	(53,093)
Principal collections	(566,071)	—	(566,071)	—	(566,071)
Charge-offs	(74,005)	74,005	—	—	—
Reclassification to accretable discount	—	34,056	34,056	(34,056)	—
Change in cash flows	(139,351)	163,411	24,060	(24,060)	—

Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, April 29, 2005	$3,163,361	$(735,613)	$2,427,748	$(365,383)	$2,062,365
Interest income	(198,730)	—	(198,730)	115,167	(83,563)
Principal collections	(510,392)	—	(510,392)	—	(510,392)
Charge-offs	(68,659)	68,659	—	—	—
Change in cash flows	(165,388)	142,244	(23,144)	23,144	—

Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410

During 2006, expected cash flows from predecessor finance receivables held for investment were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher yield being recognized on these receivables during 2006 which is expected to continue in future periods.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The activity in the finance receivables repurchased from gain on sale trusts for the year ended December 31, 2006 is summarized as follows:

	Successor
	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2005	$—	$—	$—	$—	$—
Finance receivables repurchased	145,203	(12,018)	133,185	(7,662)	125,523
Interest income	(9,810)	—	(9,810)	6,525	(3,285)
Principal collections	(59,579)	—	(59,579)	—	(59,579)
Charge-offs	(5,486)	5,486	—	—	—
Reclassifications	—	1,209	1,209	(1,209)	—
Change in cash flows	125	1,186	1,311	(1,311)	—

Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659

On January 12, 2007, we repurchased an additional $93.7 million of finance receivables from Triad Automobile Receivables Trust 2003-A.

4.	Allowance For Credit Losses

The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Successor		Predecessor
		April 30,	January 1,
		2005	2005
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	April 29,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$51,259	$—	$16,081	$82,018
Provision for credit losses	256,762	58,909	—	1,135
Charge-offs	(118,089)	(7,729)	(7,465)	(83,744)
Recoveries	5,068	79	6,447	16,672

Balance, end of period	$195,000	$51,259	$15,063	$16,081

The allowance for credit losses is maintained at a level adequate to cover credit losses incurred related to receivables originated subsequent to April 29, 2005 and classified as held for investment as of the date of the financial statements, taking into account the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors.

The carrying value of predecessor finance receivables held for investment were adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

5.	Sales of Receivables

Servicing Portfolio

The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated are summarized as follows:

	Successor		Predecessor
		April 30,	January 1,
		2005	2005
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	April 29,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$1,130,352	$1,719,178	$2,082,102	$2,536,075
Receivable sales	—	—	—	736,545
Called receivables	(131,005)	—	—	—
Collections and write-offs	(514,529)	(588,826)	(362,924)	(1,190,518)

Balance, end of period	$484,818	$1,130,352	$1,719,178	$2,082,102

The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $18.0 million at December 31, 2006 and $37.2 million at December 31, 2005. Credit losses, net of recoveries, totaled $53.9 million for the year ended December 31, 2006, $49.0 million for the period January 1, 2005 through April 29, 2005 and $87.0 million for the period April 30, 2005 through December 31, 2005. Credit losses, net of recoveries totaled $180.4 million for the year ended December 31, 2004.

Retained Interest in Securitized Assets

The components of the retained interest in securitized assets, carried at fair value, at December 31, 2006 and 2005 are summarized as follows:

	Successor
	2006	2005
	(Dollars in thousands)

Restricted cash held for the benefit of securitizations	$57,751	$80,298
Overcollaterization	63,026	150,283
Interest-only	(18,246)	(13,629)

Retained interest in securitized assets	$102,531	$216,952

The Company’s retained interests in securitization transactions includes the value associated with future cash flows generated from overcollateralization and any excess spread amounts. Overcollateralization receivable represents the difference between securitized receivables outstanding and notes outstanding, including subordinated certificates.

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

Retained interests in securitized assets is net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. At the present time, we believe the present value of the payment that will be due to Ford Credit pursuant to the agreement will be

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

approximately $21 million. The exact amount of this payment will not be known until the last of five securitizations entered into by the Company prior to the Acquisition are called. The Company anticipates that this will occur, at the earliest, in the first quarter of 2008. The exact amount of the financial payment to Ford Credit will be dependent upon, among other things, the performance of the contracts and loans in the respective pools and the collections ultimately received on those loans.

Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $9.7 million at December 31, 2006 and $7.5 million at December 31, 2005. Subsequent to April 29, 2005, distributions related to our retained interest are recorded as received.

The activity in the retained interest in securitized assets for the periods indicated are summarized as follows:

	Subordinated	Restricted	Over-	Interest-
	Certificates	Cash	Collateralization	Only	Total
	(Dollars in thousands)

(Predecessor, Note 1)
Balance, December 31, 2003	$126,080	$77,090	$223,389	$21,199	$447,758
Generated from securitizations	61,216	22,096	—	31,032	114,344
Distributions	(152,690)	(16,961)	31,056	(109,360)	(247,955)
Residual interest income	—	—	—	83,137	83,137
Impairment charge	—	—	—	(14,265)	(14,265)

Unrealized gains (losses)	(7,672)	—	—	(20,266)	(27,938)

Balance, December 31, 2004	$26,934	$82,225	$254,445	$(8,523)	$355,081
Distributions	(21,827)	(1,927)	(28,464)	(23,457)	(75,675)
Residual interest income	—	—	—	22,046	22,046
Impairment charge	—	—	—	(490)	(490)
Unrealized gains (losses)	—	—	—	(7,625)	(7,625)

Balance, April 29, 2005	$5,107	$80,298	$225,981	$(18,049)	$293,337
(Successor, Note 1)
Distributions	(5,107)	—	(75,698)	(18,450)	(99,255)
Residual interest income	—	—	—	28,953	28,953
Impairment charge	—	—	—	(4,098)	(4,098)
Unrealized gains (losses)	—	—	—	(1,985)	(1,985)

Balance, December 31, 2005	$—	$80,298	$150,283	$(13,629)	$216,952
Distributions	—	(22,547)	(87,257)	(41,380)	(151,184)
Residual interest income	—	—	—	24,803	24,803
Unrealized gains (losses)	—	—	—	11,960	11,960

Balance, December 31, 2006	$—	$57,751	$63,026	$(18,246)	$102,531

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

We utilized certain point-of-sale assumptions in determining the fair value of the retained interest generated from securitizations. For the year ended December 31, 2004, these assumptions included a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.70 and an expected cumulative lifetime loss of 11.25%.

At December 31, 2006, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate of 1.35 to 1.50 and an expected cumulative lifetime loss of 11.3% to 13.2%.

The Company has not presented the expected weighted-average life assumption used in determining the gain on sale and in measuring the fair value of retained interest in securitized assets due to the stability of this attribute over time. A significant portion of the Company’s prepayment experience relates to defaults that are considered in the cumulative lifetime loss assumption. The Company’s voluntary prepayment experience on its gain on sale receivables portfolio typically has not fluctuated significantly with changes in market interest rates or other economic or market factors.

At December 31, 2006, the estimated decreases in fair value of our retained interests in securitized assets as a result of an immediate 10% and 20% adverse change in key assumptions utilized in determining fair value are as follows:

(Dollars in thousands)

Decrease in fair value from 10% adverse change in discount rate	$(1,010)
Decrease in fair value from 20% adverse change in discount rate	$(2,006)
Decrease in fair value from 10% adverse change in prepayment rate	$(537)
Decrease in fair value from 20% adverse change in prepayment rate	$(1,880)
Decrease in fair value from 10% adverse change in cumulative lifetime loss	$(13,313)
Decrease in fair value from 20% adverse change in cumulative lifetime loss	$(27,437)

The effect of a variation in a particular assumption on the fair value of retained interests in securitized assets was calculated without changing any other assumptions and changes in one factor may result in changes in another.

Expected static pool credit losses related to outstanding securitized receivables were 11.7% at December 31, 2006. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Securitization and Servicing Income

The activity in income related to the sales of receivables reported for the periods indicated are summarized as follows:

	Successor		Predecessor
			January 1,
		April 30,	2005
		2005	Through
	Year Ended	Through	April 29,	Year Ended
	December 31,	December 31,	2005	December 31,
	2006	2005		2004
	(Dollars in thousands)
Gains on sales of finance receivables	$—	$—	$—	$27,145
Servicing fee income	21,966	25,874	17,087	69,699
Impairment charge on retained interest in securitized assets	—	(6,599)	(490)	(14,265)

Securitization and servicing income	$21,966	$19,275	$16,597	$82,579

6.	Revolving Credit Facilities

Amounts outstanding under our warehouse and residual loan facilities at December 31, 2006 and 2005 are summarized as follows:

	Successor
	2006	2005
	(Dollars in thousands)

Warehouse loan facilities	$434,131	$830,848
Residual loan facilities	95,000	105,000

Total revolving credit facilities	$529,131	$935,848

Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at December 31, 2006 are summarized as follows:

	Facility	Advances	Collateral
	Amount	Outstanding	Pledged
	(Dollars in thousands)
Warehouse loan facility, due April 2007	$625,000	$219,101	$247,434
Residual loan facility, due April 2007	125,000	47,500	246,784
Warehouse loan facility, due October 2007(a)	625,000	215,030	243,301
Residual loan facility, due October 2007(a)	125,000	47,500	246,784

(a)	Warehouse and residual loan facility provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.

Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million. Each of our warehouse and residual loan facilities bear interest at a floating rate. At December 31, 2006, the interest rate on our two warehouse loan facilities was 5.83% and the interest rate on our two residual loan facilities was 7.88%. With respect to one such lender, a warehouse and residual facility was scheduled to terminate on April 29, 2007. We renewed the term of these facilities for an additional period of two years each.

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

The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2006, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.

Capitalized financing costs with an unamortized balance of $4.1 million at December 31, 2006 are being amortized over the contractual terms of the warehouse and residual loan facilities. Capitalized financing costs include $2.9 million in remaining unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the year ended December 31, 2006 and for the period April 30, 2005 through December 31, 2005 includes $17.7 million and $12.1 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.

7.	Due to Ford Motor Credit Company

Amounts due to Ford Credit at December 31, 2006 and December 31, 2005 are summarized as follows:

	Successor
	2006	2005
	(Dollars in thousands)

Note payable	$—	$52,323

Total due to Ford Motor Credit Company	$—	$52,323

The Company’s note payable to Ford Credit was subject to a maximum borrowing amount pursuant to the Loan and Security Agreement based on a percentage of unpaid principal balance of certain acquired receivables securing the note. This agreement also provided that the entire remaining amount payable under the note was immediately due and payable when the unpaid principal balance of these receivable securing the note was less than $15 million. This note payable was repaid in November 2006. At December 31, 2005, the interest rate on the note payable was 6.00% and the unpaid principal balance of acquired receivables securing the note was $54.0 million.

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

The effect of transactions with Ford Credit included in the Company’s income statements for the periods indicated are summarized as follows:

	Successor		Predecessor
		April 30,	January 1,
		2005	2005
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	April 29,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Interest expense	$1,521	$3,850	$21,440	$38,793
Payments for services and support	—	—	—	919
Gain on swap agreement	—	—	5,164	24

8.	Securitization Notes Payable

Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at December 31, 2006 are summarized as follows:

		Original
		Weighted
	Original	Average	Finance
	Note	Interest	Receivables	Note
Transaction	Amount	Rate	Pledged	Balance
	(Dollars in thousands)

2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$557,041	$507,567
2005-B, due April 12, 2013(a)	$905,303	4.32%	$500,758	$450,790
2006-A, due April 12, 2013(a)	$822,500	4.88%	$610,623	$547,752
2006-B, due November 12, 2012(a)	$915,500	5.50%	$785,626	$720,012
2006-C, due May 13, 2013(a)	$1,092,200	5.37%	$1,106,023	$1,032,094

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

Under the terms of our securitization transactions, the Company transfers finance receivables to special purpose finance subsidiaries of the Company. While these subsidiaries are included in the Company’s consolidated financial statements, these subsidiaries are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to creditors of the Company or its other subsidiaries

Capitalized financing costs with an unamortized balance of $6.3 million at December 31, 2006 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.5 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. As of December 31, 2006, the Company was in compliance with its agreements with its guarantee insurance providers.

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

Capitalized financing costs with an unamortized balance of $4.6 million at December 31, 2006 are being amortized over the contractual term of the notes. Capitalized financing costs include $3.3 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

10.	Preferred Stock

On June 30, 2006, the Company sold 1,500,000 shares of Non-Voting Preferred Stock to Triad Holdings for an aggregate purchase price of $30,000,000 in cash. No underwriting discounts or commissions were paid. The Non-Voting Preferred Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Holdings investment intent, financial and business matters sophistication and other typical investment representations. These shares are restricted securities and may not be resold unless registered under the Securities Act or exempted from the registration requirements thereof. The shares of Non-Voting Preferred Stock are not convertible or exchangeable into the Company’s Common Stock. The shares of Non-Voting Preferred Stock are not redeemable at the option of any holder of Non-Voting Preferred Stock. To the extent declared by the board of directors of the Company, quarterly dividends are payable at an annual rate of 10.5%. Triad Holdings has pledged its Non-Voting Preferred Stock of Triad Financial Corporation to secure its loan with Citigroup Global Markets Realty Corp.

For the year ended December 31, 2006, the Company declared and settled through intercompany transactions dividends of $1.6 million based on an annual rate of 10.5% to Triad Holdings.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

The provision for income taxes and the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated are summarized as follows:

	Successor		Predecessor
		April 30,	January 1,
		2005	2005
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	April 29,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)
Current:
Federal	$54,208	$17,702	$20,650	$41,271
State	10,116	3,034	2,558	4,922

Total current expense	64,324	20,736	23,208	46,193
Deferred:
Federal	(46,704)	(12,244)	—	(2,380)
State	(8,675)	(2,039)	—	(310)

Total deferred benefit	(55,379)	(14,283)	—	(2,690)

Total:
Federal	7,504	5,458	20,650	38,891
State	1,441	995	2,558	4,612

Provision for income taxes	$8,945	$6,453	$23,208	$43,503

Expected federal income tax at 35%	$7,914	$5,752	$21,543	$33,387
Non-deductible impairment charge on goodwill	—	—	—	5,481
State taxes, net of federal tax	926	641	1,665	2,998
Other	105	60	—	1,637

Provision for income taxes	$8,945	$6,453	$23,208	$43,503

Effective income tax rate	39.6%	39.3%	37.7%	45.6%

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are summarized as follows:

	Successor
	2006	2005
	(Dollars in thousands)

Deferred tax assets:
Goodwill	$59,899	$67,222
Allowance for credit losses	39,524	5,291
Securitizations	7,570	2,875
Other	4,994	2,079

Gross deferred tax assets	111,987	77,467

Deferred tax liabilities:
Discount on predecessor finance receivables held for investment	(32,033)	(59,254)
Deferred loan origination costs	(10,292)	(3,930)
Other comprehensive income	(5,931)	(1,207)

Gross deferred tax liabilities	(48,256)	(64,391)

Net deferred tax asset	$63,731	$13,076

12.	Derivative Financial Instruments

At December 31, 2006, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $403.7 million. The fair value of these agreements at December 31, 2006 was a net gain of $0.3 million and is included in other assets. Gains on our interest rate swap agreements amounted to $0.7 million for the year ended December 31, 2006. Gains on our interest rate swap agreements amounted to $2.2 and $5.2 million, respectively, for the period April 30, 2005 through December 31, 2005 and for the period January 1, 2005 through April 29, 2005. These gains are included in other income in the accompanying consolidated financial statements of income.

Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements during the period April 30, 2005 through December 31, 2006. There were no interest rate swap agreements with external third parties prior to April 30, 2005.

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

Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability with respect to these matters

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.

Under the management agreement among the Company, Triad Holdings LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd., Triad LLC and the Company engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of the Company as specified in the agreement and will provide Carl B. Webb and J. Randy Staff, or similarly qualified individuals, to furnish a portion of the services required by the management agreement. We agreed to pay Hunter’s Glen/Ford a management fee of $1.50 million per annum for the services described above. In 2006, we also paid Hunter’s Glen/Ford an additional management fee of $250,000.

In December 2006, the Company entered into an agreement with Kevin Harvick, Inc. regarding the sponsorship of a Busch Series race car for the 2007 racing season. Under the terms of that agreement, the Company will pay $2.5 million in sponsorship fees in 2007.

The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations amounted to $4.1 million for the year ended December 31, 2006. Rental expense charged to operations totaled $1.4 million for the period January 1, 2005 through April 29, 2005 and $3.0 million for the period April 30, 2005 through December 31, 2005. Rental expense was approximately $4.3 million for the year ended December 31, 2004. Sublease rental income was approximately $497,000 for each of the years ended December 31, 2005 and 2004.

Future minimum rental commitments under all noncancellable leases at December 31, 2006 are summarized as follows:

(Dollars in thousands)

Year ending December 31,
2007	$3,672
2008	$2,191
2009	$1,895
2010	$1,895
2011	$1,895
2012 and thereafter	$1,737

14.	Stock-Based Compensation

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company’s compensation expense for stock-based employee compensation was $0.9 million for the year ended December 31, 2006. This expense is the result of the vesting of previously granted stock awards. 1.0 million options and 4.0 million options were granted during the years ended December 31, 2006 and 2005, respectively.

A summary of stock option activity under the Company’s stock option plan is summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except weighted-average exercise price )

Outstanding at December 31, 2004	$—	$—
Granted	4,000	7.50
Canceled	(480)	7.50
Forfeited	(1,520)	7.50

Outstanding at December 31, 2005	2,000	$7.50

Granted	1,000	$7.73
Canceled	(2)	$7.73
Forfeited	(10)	$7.73

Outstanding at December 31, 2006	2,988	$7.58

Exercisable at December 31, 2006	998	$7.55

Weighted average remaining contractual life in years		8.82

15.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates methods and assumptions, set forth below for our financial instruments, are made solely to comply with requirements of SFAS 107 and should be read in conjunction with our consolidated financial statement and related notes.

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies available to management at December 31, 2006 and 2005. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	Successor
	December 31, 2006		December 31, 2005
	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$60,367	$60,367	$45,295	$45,295
Cash — restricted	274,059	274,059	153,231	153,231
Finance receivables held for investment, net	3,781,469	4,023,873	2,596,809	2,671,871
Retained interest in securitized assets	102,531	102,531	216,952	216,952
Interest rate swap agreements	340	340	2,815	2,815
Liabilities:
Revolving credit facilities	$529,131	$529,131	$935,848	$935,848
Due to Ford Motor Credit Company	—	—	52,323	52,323
Securitization notes payable	3,258,215	2,919,444	1,572,268	1,475,081
Senior notes payable	149,167	149,167	149,079	149,079

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

Finance Receivables Held For Investment — The fair value of finance receivables is estimated by discounting future net cash flows expected to be collected using a current risk-adjusted rate.

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

Due to Ford Motor Credit Company — Since this note is due in less than one year, the carrying value is considered to be a reasonable estimate of fair value.

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

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure.

The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on their evaluation, they have concluded, that the disclosure controls and procedures were effective. No changes were made in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and principal officers of Triad, and their positions and ages at February 28, 2007, are as follows:

Name	Age	Position

Carl B. Webb	57	President, CEO and Director
Mike L. Wilhelms	37	Senior Vice President and Chief Financial Officer
Kevin C. Tackaberry	40	Senior Vice President and Chief Administrative Officer
Daniel D. Leonard	58	Senior Vice President — Portfolio Management
Dennis D. Morris	41	Senior Vice President — Product Management
David A. Sutton(1)	49	Senior Vice President — Dealer Channel Originations
David L. Satterfield	48	Senior Vice President — Dealer Channel Originations
Chris A. Goodman	41	Senior Vice President — Direct Channel Originations
Paul E. Dacus	40	Senior Vice President — Risk Management
Timothy M. O’Connor	51	General Counsel
Gerald J. Ford	62	Chairman of the Board of Directors
J. Randy Staff	59	Director
Donald J. Edwards	41	Director
David A. Donnini	41	Director
Philip A. Canfield	39	Director
Aaron D. Cohen	30	Director
Peter C. Aberg	47	Director
Stuart A. Katz	37	Director
Jonathan D. Fiorello(2)	31	Director

(1)	Left the Company in February 2007

(2)	Appointed as a Director in February 2007

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

David A. Sutton served as our Senior Vice President — Dealer Channel Originations and joined Triad in September 2001 as Senior Vice President — Central Division Operations. Prior to joining Triad, Mr. Sutton served for five years as a Senior Vice President for WFS Financial, in which position he managed its central U.S. credit, marketing, operations and collections. Mr. Sutton also served for 17 years in various positions of increasing responsibility with Bank One, NA, concluding his tenure there as a Vice President with management responsibilities for lending, marketing, operation and collection activities in the state of Texas. Mr. Sutton left the Company in February 2007.

David L. Satterfield currently serves as our Senior Vice President — Dealer Channel Originations and joined Triad in February 2007 as Senior Vice President. Prior to joining Triad, Mr. Satterfield served for four years as a Senior Vice President and director of the Strategic Business Group for CitiFinancial Auto. Previously, Mr. Satterfield served as executive vice president and chief credit officer of Auto One Acceptance Corporation, where he was responsible for sub-prime originations, and director of Operations for Auto One

Houston Credit Center. Mr. Satterfield also served as vice president and regional manager of Bank of America’s Dealer Financial Services group.

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

Gerald J. Ford is currently Chairman of the Board of Directors of First Acceptance Corporation and has been since 1996. Mr. Ford was Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp and its predecessors from 1994 to 2002. During that period, Mr. Ford also served as Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Ford served as a Director of Auto One Acceptance Corporation, a wholly-owned auto finance subsidiary of California Federal Bank, FSB. Mr. Ford was Chairman of the Board of Directors and Chief Executive Officer of First Gibraltar Bank, FSB from 1988 to 1993. Mr. Ford was the principal shareholder, Chairman of the Board of Directors and Chief Executive Officer of First United Bank Group, Inc. and its predecessors from 1975 to 1994. Mr. Ford is currently a Director of Freeport-McMoRan Copper & Gold Co., McMoRan Exploration Co. and Affordable Residential Communities Inc. Mr. Ford also served as a Director of AmeriCredit Corp. from June 2003 until he resigned in August 2004. Mr. Ford currently is on the Board of Trustees of Southern Methodist University and was formerly the Chairman of the Board.

J. Randy Staff was Executive Vice President and Chief Financial Advisor of Golden State Bancorp and its predecessors from 1994 to 2002, where Mr. Staff was primarily responsible for mergers and acquisitions. During that period, Mr. Staff also served as Executive Vice President and Chief Financial Advisor of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Staff served as a Director and an interim President of Auto One Acceptance Corporation, a wholly-owned auto finance subsidiary of California Federal Bank, FSB. From 1973 to 1994, Mr. Staff was a Partner specializing in financial services at KPMG. Mr. Staff currently serves as Chairman of the Board of Directors and is the majority shareholder of the American Bank, N.A., Dallas, Texas and the Citizens State Bank, Jackson County, Texas and has been since 1987 and 1985, respectively. He became a Director of Affordable Residential Communities Inc. on June 30, 2005.

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

David A. Donnini is a Principal of GTCR Golder Rauner, L.L.C., which he joined in 1991. Prior to joining GTCR, he worked as a management consultant at Bain & Company. He received a BA in Economics from Yale University. He also holds an MBA from Stanford University. In addition to his service on the board of Triad, Mr. Donnini serves on the boards of Coinmach Service Corp., Prestige Brands Holdings, Inc., Syniverse Technologies, Inc. and several private GTCR portfolio companies.

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

Jonathan D. Fiorello is a managing Director of Goldman Sachs & Co. and currently serves as the Chief of Staff for the Global Special Situations Group. He joined Goldman Sachs in 1998 as an analyst. He worked in the Structured Finance Group prior to moving to the Asian Special Situations Group in Hong Kong in 2000, and returned to the United States in 2004, when he joined the Americas Special Situations Group in New York. Mr. Fiorello replaced Daniel J. Pillemer who was appointed to our board of directors on April 13, 2006 by the Goldman Sachs investors, replacing Lance West. Mr. Pillemer resigned from our and our parent company’s board on February 6, 2007.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Code of Ethics

Our Corporate Governance Committee reviewed and approved the Company’s Business Conduct Manual and Ethics Code, or the “Ethics Code”, which provides, among other things, an employee hotline to report suspected violations of our policies in this regard. The program is monitored by the Office of General Counsel. There have been no reports received either through this hotline number of by any other medium since the Ethics Code was introduced. Those who wish to review a copy of the Ethics Code can do so by contacting the Office of General Counsel at Triad Financial Corporation, 7711 Center Avenue, Suite 100, Huntington Beach, California 92647.

Board Meetings

The Board of Directors convenes quarterly and will conduct other meetings from time to time in order to address issues that arise which require board approval. In addition to full board meetings, the following committees made up board members meet as needed to address the items delegated to them by the full board:

Audit Committee

The Audit Committee of the company meets on a quarterly basis to discuss, among other things, audit results presented by the company’s independent auditors and filings required to be made by the company from time to time. In addition to the members of the committee, the outside auditors, the Director of Internal Audit, the Chief Financial Officer and others may be asked to join and present at such meetings. Mr. J. Randy Staff, who serves as Chairman of the Audit Committee, has been designated as the financial expert. He is joined on the Committee by Mr. Donnini, Mr. Edwards and Mr. Aaron Cohen. Mr. Staff is not independent as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

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

All committees are authorized to meet telephonically in order to conduct the tasks required of them.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis, we address the compensation paid to our executive officers listed in the Summary Compensation Table that immediately follows this discussion. We refer to these executives as the “Senior Executive Officers.”

Since the Acquisition, the Compensation Committee has, upon consideration of the CEO’s recommendations, determined the salary component for Senior Executive compensation. The Compensation Committee, also based on the recommendations of the CEO, sets the performance criteria and target levels for Senior Executive Officers (other than the CEO) with respect to potential annual incentive payments for the upcoming year. Our process begins with establishing corporate performance objectives for the year. The Compensation Committee and our Chief Executive Officer, or CEO, discuss strategic objectives and performance targets. We review the appropriateness of the financial measures used in our incentive plan and the degree of difficulty in achieving specific performance targets.

The CEO’s recommendations to the Compensation Committee for Senior Executive Officer’s compensation, and the Compensations Committee’s review of those recommendations, are based primarily upon an assessment of corporate performance and potential to enhance long-term stockholder value in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include: (1) performance compared to the financial, operational and strategic goals established at the beginning of the year; (2) nature, scope and level of responsibilities; (3) achievement of our financial results, particularly with respect to key metrics such as credit quality, revenue, earnings and return on equity; (4) effectiveness in leading our initiatives to increase productivity and stockholder value; and (5) contribution to our commitment to corporate responsibility, including success in creating a culture of compliance with both applicable laws and our ethics policies.

We may also consider each Senior Executive Officer’s current salary and the appropriate balance between incentives for long-term and short-term performance.

Since the Acquisition in April 2005, we have used three categories of eligible compensation for the Senior Executives: base salary, annual incentive payments and stock option grants. As a privately held corporation, the Board of Directors sought to align the interests of the Senior Executives with those of the investors. In that regard, the board, in 2005, adopted the 2005 Long Term Incentive Plan for Triad Holdings Inc., or the “2005 Plan” for the Senior Executive Officers of the Company. Grants were made to the Senior Executive Officers under the 2005 Plan shortly after its adoption.

Compensation Consultant

Neither the Company nor the Compensation Committee retained any compensation consultants during 2006. In 2005, we established compensation levels using a limited benchmarking survey, relying on data provided to us by our independent compensation consultant, Towers Perrin. The survey indicated that our pay practices were substantially comparable to those of our competitors. Although no benchmarking surveys were conducted in 2006, we will continue to monitor the compensation practices of our competitors and similarly situated financial institutions to ensure that our salary structure and benefits offered to our Senior Executive Officers remains competitive, so that we may attract and retain talented and experienced leaders.

Overview of Compensation Philosophy and Program

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns the executives’ interests with those of the shareholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to the Senior Executive Officers remains competitive relative to the compensation paid to similarly situated executives in our industry. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its Senior Executive Officers should include both cash and stock-based compensation that reward performance as measured against established goals.

The following compensation objectives are considered in setting the compensation programs for our Senior Executive Officers:

•	drive and reward performance which supports our core values;

•	provide a significant percentage of total compensation that is “at-risk,” or variable, based on predetermined performance criteria;

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain knowledgeable and experienced Senior Executive Officers; and

•	set compensation and incentive levels that reward significant achievement.

The study undertaken in 2005 indicated that, on the whole, the combined components of our compensation program offered Senior Executive Officers competitive compensation. While no comparable study was undertaken in 2006, we continue to informally monitor the compensation practices in the financial services industry.

Role of Senior Executives in Compensation Decisions

The Chairman and the Chief Executive Officer, or the “Senior Officers” annually review the performance of the Senior Executive Officers (other than the Chief Executive Officer, whose performance is reviewed by the Chairman and the Compensation Committee). The conclusions resulting from the Senior Officers’ recommendations, including proposed salary adjustments and annual award amounts, are then presented to the Compensation Committee for consideration and approval. The Compensation Committee can exercise its discretion in modifying the Senior Officers’ recommendations.

Compensation Elements and Rationale for Pay Mix Decisions

To reward both short and long-term performance in the compensation program and in furtherance of our compensation objectives noted above, the compensation philosophy for our Senior Executive Officers includes the following four principles:

(1) Compensation should be related to the Company’s performance

We believe that a significant portion of a Senior Executive Officer’s compensation should be tied to the overall Company performance measured against our financial goals and objectives. During periods when performance meets or exceeds the established objectives, Senior Executive Officers should be paid at or more than expected levels, respectively. When our performance does not meet key objectives, incentive award payments, if any, should be less than such levels.

(2) Incentive compensation should represent a large portion of a Senior Executive’s total compensation

We intend to minimize the amount of fixed compensation paid to Senior Executive Officers in order to minimize costs when our performance is not optimal. A significant portion of compensation should be paid in the form of short-term and long-term incentives, which are calculated and paid based primarily on financial measures of profitability and shareholder value creation. Senior Executive Officers are incented to increase our profitability and shareholder return in order to earn the major portion of their compensation.

(3) Compensation levels should be competitive

The Compensation Committee believes that a competitive compensation program enhances our ability to attract and retain Senior Executive Officers. They have been empowered by the board with the flexibility to ensure that the compensation program is competitive with that provided by comparable firms.

(4) Incentive compensation should balance short-term and long-term performance

The Compensation Committee seeks to achieve a balance between encouraging strong short-term annual results and ensuring our long-term viability and success. To reinforce the importance of balancing these perspectives, Senior Executive Officers will be provided both short and long term incentives. Short term incentives are embodied in our annual incentive plans, while, for the longer term, we provide Senior Executive Officers and a number of key employees with the opportunity to become indirect shareholders of Triad.

Metrics Used in Compensation Programs

The Compensation Committee, working with the CEO, adopted a general outline of performance-based metrics for defining Senior Executive Officer incentive compensation during 2006. These metrics (the “Performance Metrics”) are defined, and their use in Senior Executive Officer’s annual compensation is described, below:

Placement ROE:  This measurement seeks to match our Return on Equity to the loans originated and retail installment sales contracts purchased throughout the year. By its nature, the Placement ROE is forward-looking, in that it attempts to assume certain factors that will affect the portfolio of loans and contracts booked, including credit losses and prepayment trends.

Credit Quality:  While there is a loss expectation inherent in the loans we originate and the contracts we purchase, we seek to manage the credit quality of the overall portfolio through prudent servicing practices with respect to the loans and contracts already booked, and through sound underwriting practices across all channels.

Operating Costs:  This final financial metric is based on a targeted percentage set at the beginning of the fiscal year. The Senior Executive Officers are encouraged to control expenditures in order to meet or exceed the established goals.

Profit Before Taxes:  This measurement takes into account overall earnings, whether they came from the acquired pool of receivables at the closing of the Acquisition, or from the loans originated and contracts purchased since the Acquisition was completed.

For the 2007 Fiscal Year, the Placement ROE component has been removed as a factor, due to the inherently subjective nature of basing compensation today on what we predict may happen with respect to portfolio performance. The weighting assigned to that metric has been redistributed among the other Performance Metrics with the approval of the Compensation Committee.

Review of Senior Executive Officer Performance

Although there was no discretionary element in the 2006 Compensation Plan for Senior Executives, the CEO and the Compensation Committee review each compensation element of the Senior Executive Officers as a whole. The Compensation Committee has the opportunity to meet with the Senior Executive Officers at various times during the year, which allows them to consider and independently assess each individual’s performance and contribution.

Components of the Executive Compensation Program

We believe the total compensation and benefits program for the Senior Executive Officers should consist of the following:

•	base salaries;

•	annual incentive payment;

•	long-term incentive compensation, through stock option grants; and

•	other customary health and welfare benefits.

Base Salaries

Senior Executive Officers’ base salaries have remained virtually static since the Acquisition. Base salaries are determined by evaluating their level of responsibility and experience and our performance. Adjustments to base salaries, if any, are driven primarily by our overall performance and, with respect to the 2005-06 adjustments, the comparative data from the survey conducted in 2005.

Based on the foregoing, plus the findings from the 2005 compensation study, base salaries for the Senior Executives remained unchanged from 2006. When considering the base salary of the Senior Executive Officers for fiscal year 2007, the CEO and the Compensation Committee took into account our 2006 performance, as well as long and short-term goals, such as:

•	meeting pre-tax income goals;

•	successful management of portfolio and institutional risk;

•	maintenance of overall credit quality with respect to both existing and newly originated loans; and

•	the adherence to the cost structure.

The Compensation Committee, together with the CEO, may adjust base salaries when:

•	the current compensation demonstrates a significant deviation from the market data;

•	it wishes to recognize outstanding individual performance; and

•	it wishes to recognize an increase in responsibility.

Annual Incentive Compensation

The incentive compensation awarded annually provides Senior Executive Officers with the opportunity to earn cash bonuses based on the achievement of specific Company goals. The CEO, together with the

Compensation Committee, designs the annual incentive component of our compensation program to align Senior Executive Officers’ pay with our annual (short term) performance. Incentive bonuses are generally paid in the first quarter of each year for the prior fiscal year’s performance.

The Compensation Committee approves a target incentive payout as a percentage of the base salary earned during the incentive period for each Senior Executive Officer. The incentive target percentage represents the Senior Executive Officer’s annual bonus opportunity if the annual performance goals of the incentive plan are achieved.

For 2006, the Compensation Committee approved the Performance Metrics. Each Performance Metric has a weight within the plan. All of the Performance Metrics were based on financial goals.

Performance targets are established at levels that are achievable, but require better than expected planned performance. Each of the Senior Executive Officers received an annual bonus based on our overall performance.

The amount to be paid to each Senior Executive Officer as annual incentive for 2006 is determined by analyzing our results with respect to the Performance Metrics previously discussed. The Compensation Committee analyzes the Senior Executive Officers’ performance for the year and then determines the incentive level based upon the analysis with target awards that are based upon a percentage of base salary. The Compensation Committee, on the recommendation of the CEO, sets minimum, target and maximum levels for each component of the Performance Metrics for the annual cash incentive compensation. Payments of annual incentive compensation are based upon the achievement of such objectives for the current year.

Stock Options

Grants of stock options to Senior Executive Officers, employees and others who provide services to the Company have been made under the 2005 Plan. We believe that grants of stock options serve as effective long- term incentives for Senior Executives that encourage them to remain with the Company and continue to excel in their performance.

Each stock option permits the Grantee, generally for a period of ten years, to purchase one share of stock of Triad Holdings Inc., or Holdings, at the exercise price, which is the book value per share of the stock as of the most recently reported quarter on the date of grant. Since the stock of Holdings is not publicly traded, we believe this method of valuation is an appropriate reflection of the true value of the unexercised vested option shares as a particular date. Stock options granted initially to the Senior Executives in 2005 were based on the value per share of Holdings as of the closing of the Acquisition. Stock options have value only to the extent the value of Holdings stock on the date of exercise exceeds the exercise price. Options are generally exercisable in five equal installments beginning the date of the grant date and continue annually thereafter on the anniversary of the grant date, or the month ending immediately prior to the anniversary of the grant date. The number of stock options granted to Senior Executive Officers is shown on the Grant of Plan-Based Awards Table below. Additional information on these grants, including the number of shares subject to each grant, is also shown in the Grant of Plan-Based Awards Table. The Outstanding Equity Awards at Fiscal Year End Table below shows the value of these awards at December 31, 2006.

Our stock option program is a vital element of our drive to develop and motivate the leaders who will sustain our performance as we continue to expand the business. It also provides real incentives for our key employees to sustain and enhance our long-term performance, because it links the potential financial gain for the Senior Executive Officers to the long term value of Holding’s stock price. Both the Senior Officers and the Compensation Committee believe that the superior performance of these individuals will contribute significantly to our future success.

Various persons are involved in the stock option granting process. Upon consideration of the recommendation of the CEO, the Compensation Committee approves stock option grants to Senior Executive Officers, key employees, and others who provide vital services to the Company. Our General Counsel and Chief Administrative Officer oversee the stock option practices and administration of the 2005 Plan. The Chief

Financial Officer has established procedures that provide for consistency and accuracy in determining the fair market value of options and the expense regarding the stock option grants in compliance with FAS 123(R).

An important objective of the 2005 Plan is to strengthen the relationship between the long-term value of Holding’s stock price and the potential financial gain for the Senior Executive Officers. Stock options provide Senior Executive Officers (as well as employees and others providing services to the Company) with the opportunity to purchase Holdings’ stock at a price fixed on the grant date regardless of future market price. Accordingly, a stock option becomes valuable only if Holdings’ stock price increases above the option exercise price and the holder of the option remains employed by the Company. In addition, stock options link a portion of the recipient’s compensation to shareholders’ interests by providing an incentive to increase the value of the Company.

Option holders generally forfeit any unvested options if their employment with us terminates. In such event, their right to exercise vested option shares terminates on the date of termination. To the extent that the book value of the most recently completed quarter exceeds the strike price, they will be paid the difference for each vested option share. All granted options will vest upon a change in control of the Company.

Options Exercised — 2006

None of the Senior Executive Officers exercised any of the Vested Option Shares available for exercise during 2006.

Other Equity Incentive Plans

The 2005 Plan only authorizes the grant of stock options in Holdings. Neither the Company nor Holdings offers any stock appreciation rights, Employee Stock Purchase Plans, restricted stock plans, or other plans providing for equity or equity-based compensation.

Retirement, Health and Welfare Benefits

We offer a variety of health and welfare programs to all eligible employees. The Senior Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, prescription drug, dental, vision, life insurance and accidental death and disability. We provide short-term disability, long-term disability and basic life insurance at no cost to the employees who qualify for such benefits. We offer a qualified 401(k) savings plan. All Company employees, including Senior Executive Officers, are generally eligible to participate in the 401(k) plan. We do not offer any pension plans or similar benefits to our employees.

Employment Agreements and Arrangements

We entered into an employment agreement, or the “Agreement” with Mr. Chris Goodman in 2005. The Agreement provides for a minimum annual salary of $255,000 per year. Mr. Goodman’s Agreement with us provides that he will serve as Director of the RoadLoans Division of the Company for a three-year period or until the earlier to occur (if at all) of his termination or resignation. The Agreement provides that Mr. Goodman is eligible for our employee benefit plans and other benefits provided in the same manner and to the same extent as our other employees. The Agreement also provides that Mr. Goodman will receive severance benefits under the Agreement if, prior to the Agreement’s expiration, we voluntarily terminate his employment for any reason other than “cause” (as defined in the Agreement) or he terminates his employment for “good reason” (as defined in the Agreement) (collectively, “Early Termination”). In the event of Early Termination, Mr. Goodman will be entitled to the greater of: (1) any unpaid base salary due him pursuant to the remaining term of his employment agreement; and (2) any vacation time and vested benefits as required by the terms of any employee benefit plan or program. The Agreement also contains confidentiality provisions and a covenant not to solicit employees or clients during his employment term and for three years following the termination of his employment.

No other Senior Executive Officers or other employees of the Company had contracts of employment as of the end of 2006. The Company had an employment agreement with Mr. James M. Landy, the former president of the Company. Mr. Landy’s agreement was dated April 29, 2005, and was terminated when he was terminated in July 2005. Mr. Landy continues to receive periodic payments under the terms of that employment agreement, and those payments will continue through June 2007.

Non-Qualified Deferred Compensation Plans

We do not have any Non-Qualified Deferred Compensation Plans.

Change in Control Agreements

We have no Change in Control Agreements with any of the Senior Executive Officers of the Company or with any other employee as of the end of 2006. Under the 2005 Plan, all options granted will vest upon a change in control.

Indemnification of Officers and Directors of Triad

We have no indemnification agreements with any of our Senior Executive Officers or with any other employee. However, our articles of incorporation and bylaws provide that all our officers and directors will be indemnified by us to the fullest extent permissible under the California Corporations Code from and against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such person’s status as our agent. We have purchased and maintain insurance on behalf of our agents, including our officers and directors, against any liability asserted against them in such capacity or arising out of such agents’ status as officers or directors.

Stock Ownership Guidelines

We have not adopted at this time any guidelines that address the ownership of our stock or that of Holdings.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to the CEO or any other Senior Executive unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. At the present time, we do not pay any compensation to our Senior Executives that may not be deductible, including discretionary bonuses or other types of compensation.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the 2006 fiscal year with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

David A. Donnini (Chairman)
Gerald J. Ford
Stuart A. Katz
Donald J. Edwards

Compensation Committee Interlocks and Insider Participation

For a description of the transactions between us and our directors and entities affiliated with such directors, see “Certain Relationships and Related Transactions and Director Independence.” None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officer that had one or more of its executive officers servicing as a member of our board of directors.

Compensation of Directors

We do not compensate the directors currently serving on our board of directors. To extent any future directors are neither our employees nor our principal equity sponsors, such directors may receive fees. We expect the amount of such fees will be commensurate with amounts offered to directors of companies similar to ours.

Summary Compensation Table

The following table sets forth services rendered in all capacities to us for the year ended December 31, 2006 for our President and Chief Executive Officer, our Chief Financial Officer, and the three most highly compensated executive officers as of December 31, 2006:

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal				Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	Salary($)	Bonus($)	($)	($)(1)	($)	($)	($)		($)

Carl B Webb	2006	$500,000	$158,000	—	$99,750	—	—	$—		$757,750
President and Chief Executive Officer
Mike L. Wilhelms	2006	$255,000	$40,290	—	$126,000	—	—	$22,936	(2)	$444,226
Senior Vice President and Chief Financial Officer
Chris A. Goodman	2006	$255,000	$40,290	—	$126,000	—	—	$23,800	(3)	$445,090
Senior Vice President — Direct Channel Originations
Paul Dacus	2006	$237,019	$39,500	—	$90,000	—	—	$22,044	(4)	$388,563
Senior Vice President Risk Management
Daniel D. Leonard	2006	$225,000	$35,550	—	$90,000	—	—	$23,800	(5)	$374,350
Senior Vice President Portfolio Management

(1)	For each of the stock option grants, the value shown is what is also included in the Company’s financial statements per FAS 123(R). See footnote 14 to the Company’s consolidated financial statements included in this annual report for a complete description of the FAS 123(R) valuation. The actual number of awards granted in 2006 is shown in the “Grants of Plan Based Awards” table included in this filing.

(2)	Mr. Wilhelms received $7,936 as the Company contribution to his 401(k) Plan, and also received $15,000 in Car Allowance.

(3)	Mr. Goodman received $8,800 as the Company contribution to his 401(k) Plan, and also receive $15,000 in Car Allowance.

(4)	Mr. Dacus received $7,044 as the Company contribution to his 401(k) Plan, and also received $15,000 in Car Allowance.

(5)	Mr. Leonard received $8,800 as the Company contribution to his 401(k) Plan, and also received $15,000 in Car Allowance.

Grant of Plan-Based Awards Table

The following table summarizes information regarding awards granted under the 2005 Plan during 2006 to our Senior Executives:

All Other
								All Other	Option
								Stock Awards:	Awards:	Exercise
		Estimated Future Payouts						Number of	Number of	or Base
		Under Non-Equity Incentive			Estimated Future Payouts Under			Shares of	Securities	Price of
		Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)

Carl B Webb	03/23/2006	—	—	—	—	—	—	—	500,000	$7.73
President and Chief Executive Officer
Mike L. Wilhelms	—	—	—	—	—	—	—	—	—	—
Senior Vice President and Chief Financial Officer
Chris A. Goodman	—	—	—	—	—	—	—	—	—	—
Senior Vice President — Direct Channel Originations
Paul Dacus	—	—	—	—	—	—	—	—	—	—
Senior Vice President Risk Management
Daniel D. Leonard	—	—	—	—	—	—	—	—	—	—
Senior Vice President Portfolio Management

The exercise price is the book value per share of the stock as of the most recently reported quarter prior to the date of grant. Since the stock of Holdings is not publicly traded, we believe this method of valuation is an appropriate reflection of the true value of the unexercised vested option shares as of a particular date.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
			Equity					Incentive	Awards:
			Incentive					Plan	Market
			Plan				Market	Awards:	or Payout
			Awards:			Number	Value of	Number of	Value of
	Number of	Number of	Number of			of Shares	Shares or	Unearned	Unearned
	Securities	Securities	Securities			or Units	Units	Shares,	Shares,
	Underlying	Underlying	Underlying			of Stock	of Stock	Units or	Units or
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	Other Rights	Other Rights
	Options	Options	Unearned	Exercise	Option	Not	Not	That Have	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	(Exercisable)	(Unexercisable)	(#)	($)	Date	(#)	($)	(#)	($)

Carl B Webb	100,000	400,000	—	$7.73	3/23/16	—	—	—	—
President and Chief Executive Officer
Mike L. Wilhelms	140,000	210,000	—	$7.50	8/10/15	—	—	—	—
Senior Vice President and Chief Financial Officer
Chris A. Goodman	140,000	210,000	—	$7.50	8/10/15	—	—	—	—
Senior Vice President Direct Channel Originations
Paul Dacus	100,000	150,000	—	$7.50	8/10/15	—	—	—	—
Senior Vice President Risk Management
Daniel D. Leonard	100,000	150,000	—	$7.50	8/10/15	—	—	—	—
Senior Vice President Portfolio Management

Options Exercised and Stock Vested in Fiscal 2006

No stock options were exercised in fiscal year 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

Triad is a wholly-owned subsidiary of Triad Holdings Inc., which we refer to as “Triad Holdings.” The following table sets forth certain information as of March 12, 2007, regarding the beneficial ownership of common stock of Triad Holdings by (i) each person we know to be the beneficial owner of more than 5% of its outstanding common stock, (ii) each member of the board of directors of Triad Holdings (which is identical to the board of directors of Triad) and our Named Executive Officers, and (iii) each of our directors and executive officers as a group. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class

Principal Stockholders:
GS Entities(1),(2)	14,288,889	30.4%
GTCR Funds(1),(3)	14,288,889	30.4%
Hunter’s Glen/Ford Ltd.(1),(4)	14,039,561	29.8%
Directors and Named Executive Officers:
Mike L. Wilhelms(5)	140,000	*
Chris A. Goodman(6)	140,000	*
Paul E. Dacus(7)	100,000	*
Daniel D. Leonard(8)	100,000	*
Gerald J. Ford(4)	14,789,561	31.4%
Carl B. Webb(9)	1,074,664	2.3%
J. Randy Staff	874,664	1.9%
Donald J. Edwards	750,000	1.6%
Philip A. Canfield(3)	14,288,889	30.4%
David A. Donnini(3)	14,288,889	30.4%
Aaron D. Cohen	—	—
Peter C. Aberg(2)	14,288,889	30.4%
Stuart A. Katz(2)	14,288,889	30.4%
Jonathan D. Fiorello(2)	14,288,889	30.4%
All directors and executive officers as a group (18 persons)(1),(2),(3),(4),(10)	47,070,000	100.0%

*	Represents less than 1%

(1)	Each of the principal stockholders holds ownership interests directly in Triad Holdings, LLC, or “Triad LLC,” and none of the principal stockholders hold any common stock of Triad Holdings directly. Triad Holdings is controlled by Triad LLC, which owns approximately 98.9% of the common stock of Triad Holdings directly. Amounts shown reflect the beneficial ownership of the principal stockholders in Triad Holdings through their ownership in Triad LLC. The ownership interests in Triad LLC consist of preferred units and common units. See “Certain Relationships and Related Transactions and Director Independence — Limited Liability Company Agreement of Triad Holdings, LLC” for more information.

(2)	Amounts shown reflect the aggregate interest held by MTGLQ Investors, L.P., which is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group”), and investment partnerships, of which affiliates of GS Group are the general partner or managing general partner. These investment partnerships, which we refer to as the “GS Funds” (together with MTGLQ Investors, L.P., the “GS Entities”), are GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. Each of Peter Aberg, Stuart Katz and Jonathan Fiorello is a managing director of Goldman, Sachs & Co., an affiliate of GS Group and the investment manager of certain of the GS Funds. Mr. Aberg, Mr. Katz, Fiorello, Goldman, Sachs & Co. and GS Group each disclaims beneficial ownership of the shares owned directly or indirectly by the GS Funds, except to the extent of their pecuniary interest therein, if any. Mr. Aberg, Mr. Katz, Fiorello and Goldman, Sachs & Co. each disclaims beneficial ownership of the shares owned by MTGLQ Investors, L.P., except to the extent of their pecuniary interest therein, if any. The shares are included five times in the table under the beneficial ownership of each of Mr. Aberg, Mr. Katz, Fiorello, the GS Entities and all directors and executive officers as a group. The address for each of these beneficial owners is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.

(3)	Amounts shown reflect the aggregate interest held by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., which we collectively refer to as the “GTCR Funds.” Messrs. Donnini and Canfield are each principals and/or members of GTCR Golder Rauner II, L.L.C. (“GTCR II”). GTCR II is the general partner of GTCR Co-Invest II, L.P. and GTCR Partners VIII, L.P., which is the general partner of GTCR Fund VIII, L.P. and GTCR Fund VIII/B, L.P. Accordingly, Messrs. Donnini and Canfield may be deemed to beneficially own the shares owned by the GTCR Funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person and the GTCR Funds is c/o GTCR Golder Rauner, L.L.C., 6100 Sears Tower, Chicago, IL 60606. The shares are included four times in the table under the beneficial ownership of each of Mr. Canfield, Mr. Donnini, the GTCR Funds and all directors and executive officers as a group.

(4)	Amounts shown include shares owned through Hunter’s Glen/Ford. Because Gerald J. Ford is one of two general partners of Hunter’s Glen/Ford, and the sole stockholder of Ford Diamond Corporation, a Texas corporation, and the other general partner of Hunter’s Glen/Ford, Gerald J. Ford is considered the beneficial owner of the shares of Triad owned by Hunter’s Glen/Ford. The address of each such person is c/o Hunter’s Glen/Ford Ltd., 200 Crescent Court, Suite 1350, Dallas, TX 75201.

(5)	Represents options to acquire 140,000 shares of common stock of Triad Holdings.

(6)	Represents options to acquire 140,000 shares of common stock of Triad Holdings.

(7)	Represents options to acquire 100,000 shares of common stock of Triad Holdings.

(8)	Represents options to acquire 100,000 shares of common stock of Triad Holdings.

(9)	Includes options to acquire 200,000 shares of common stock of Triad Holdings.

(10)	Includes options to acquire 1,070,000 shares of common stock of Triad Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In connection with the Transactions, we entered into a unit purchase agreement, stockholders agreement, registration rights agreement, management agreement and stock purchase agreement and our principal stockholders entered into a limited liability company agreement, all as further described below.

Relationship with Ford Credit

Prior to the Transactions, Triad was a wholly-owned subsidiary of Fairlane Credit LLC. Fairlane Credit is a wholly-owned subsidiary of Ford Credit. When we were a subsidiary of Ford Credit, we received financing support and technical and administrative advice and services from Ford Credit. At December 31, 2005, we owed Ford Credit $52.3 million. This note payable was repaid during 2006.

Unit Purchase Agreement

In connection with the closing of the Transactions, Triad Holdings, LLC, or “Triad LLC,” entered into a unit purchase agreement with the GTCR Funds, the GS Entities and Hunter’s Glen/Ford pursuant to which the GTCR Funds, the GS Entities and Hunter’s Glen/Ford acquired a strip of preferred units and common units of Triad LLC for an aggregate purchase price of $114.8 million.

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

Board of Managers.  The board of managers generally has the exclusive authority to manage and control the business and affairs of Triad LLC. Under the terms of the limited liability company agreement, the board is initially composed of the following ten members:

•	three representatives designated by the GS Entities, who initially were Peter C. Aberg, Stuart A. Katz and Lance West. Mr. West resigned in April 2006 and was replaced by Daniel J. Pillemer, who in turn was replaced by Jonathon D. Fiorello;

•	three representatives designated by the GTCR Funds, who initially were Philip A. Canfield, David A. Donnini and David I. Trujillo. Mr. Trujillo resigned in March 2006, and was replaced by Aaron D. Cohen;

•	three representatives designated by Hunter’s Glen/Ford, who initially were Donald J. Edwards, J. Randy Staff and Carl B. Webb; and

•	the LLC’s chief executive officer, who initially was Gerald J. Ford.

With respect to each of the foregoing equity sponsors (that is, the GS Entities, the GTCR Funds and Hunter’s Glen/Ford), so long as it and its respective affiliates continue to hold at least 50%, 25% and one of the common units purchased by it and its affiliates under the unit purchase agreement, it will have the right to designate three, two and one representative(s) to the board of Triad LLC, respectively. However, if the GS Entities and their affiliates continue to hold at least 50% of the common units purchased by them and their affiliates under the unit purchase agreement, which we refer to as the “Goldman Common Units,” and the GTCR Funds and their affiliates no longer hold any of the common units purchased by them and their affiliates under the unit purchase agreement, which we refer to as the “GTCR Common Units,” then the GS Entities will have the right to designate one additional representative (for a total of four representatives) so long as the GS Entities and their affiliates continue to hold at least 50% of the Goldman Common Units. Similarly, if the GTCR Funds and their affiliates continue to hold at least 50% of the GTCR Common Units and the GS Entities and their affiliates no longer hold any Goldman Common Units, then GTCR will have the right to designate one additional representative (for a total of four representatives) so long as GTCR and its affiliates continue to hold at least 50% of the GTCR Common Units.

Restrictions on Transfer.  The limited liability company agreement provides for customary rights of first offer, tag-along rights, drag-along rights and other restrictions on transfer similar to those set forth in the stockholders agreement (described below under the caption “— Stockholders Agreement”).

Buy/Sell Right.  Upon a triggering event (defined below), Hunter’s Glen/Ford will have the right to make a fully financed offer to purchase all of the units and other interests in Triad LLC from the other equity sponsors and their respective affiliates at a price specified by Hunter’s Glen/Ford, which we refer to as “Buy/Sell Right.” Upon exercise of the Buy/Sell Right by Hunter’s Glen/Ford, the other equity sponsors will each have the right to either accept Hunter’s Glen/Ford’s offer and sell its units or elect to purchase the units and other interests of Triad LLC held by Hunter’s Glen/Ford at the same price and on the same other customary terms as offered by Hunter’s Glen/Ford. If both of the other equity sponsors elect to sell, then Hunter’s Glen/Ford must purchase the units of the other equity sponsors and their respective affiliates. If both of the other equity sponsors elect to purchase the units of Hunter’s Glen/Ford, then Hunter’s Glen/Ford must sell its units to the other equity sponsors and their respective affiliates. If either of the other equity sponsors elects to sell and the other elects to purchase, then the other equity sponsor electing to purchase will have the right to decide whether to purchase both Hunter’s Glen/Ford’s and the other equity sponsor’s entire interest in the Triad LLC or change its election and sell its interests to Hunter’s Glen/Ford. A “triggering event” may occur if, without the prior written consent of Hunter’s Glen/Ford, either the board of managers of Triad LLC or the other equity sponsors cause the management agreement (described below under the caption “— Management Agreement”) to be terminated other than for cause, fail to pay any amount owed to Hunter’s Glen/Ford under the management agreement when due, remove Gerald J. Ford as chief executive officer of Triad LLC or as executive chairman of Triad Holdings other than for cause, or eliminate or materially reduce Hunter’s Glen/Ford’s or Mr. Ford’s responsibilities with respect to Triad LLC or Triad Holdings other than for cause.

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

Registration Rights Agreement

Under the registration rights agreement entered into in connection with the closing of the Transactions, the holders of a majority of the Goldman registrable securities, the holders of a majority of the GTCR registrable securities and the holders of a majority of the Hunter’s Glen/Ford registrable securities, each as defined in the registration rights agreement, each have the right at any time after an underwritten initial public offering of the common stock of Triad Holdings with gross proceeds of at least $50.0 million, subject to specified conditions, to request Triad Holdings or any subsidiary to register any or all of their securities under the Securities Act on Form S-1, which we refer to as a “long-form registration,” at the expense of Triad Holdings, or on Form S-2 or Form S-3, which we refer to as a “short-form registration,” at the expense of Triad Holdings provided that the aggregate offering value of registrable securities to be registered in a short-form registration must equal at least $10.0 million. Triad Holdings is not required, however, to effect any long-form registration within 90 days after the effective date of a previous long-form registration or a previous registration in which the holders of registrable securities were given the piggyback rights in the following sentence (without any reduction). At the expense of Triad Holdings, all holders of registrable securities are entitled to the inclusion of such securities in any registration statement used by Triad Holdings to register any offering of its equity securities (other than pursuant to a demand registration or in connection with an initial public offering of the common stock of Triad Holdings or a registration on Form S-4 or Form S-8). Each security holder of Triad Holdings will be a party to the registration rights agreement.

Management Agreement

Under the management agreement among Triad, Triad LLC, Triad Holdings and Hunter’s Glen/ Ford, Triad LLC and Triad engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of Triad as specified in the agreement and will provide Carl Webb and J. Randy Staff or similarly qualified individuals to furnish a portion of the services required by the management agreement. Mr. Ford’s responsibilities include setting corporate strategy, overseeing the performance of the chief executive officer of Triad and Triad Holdings, naming senior executives of Triad and Triad Holdings (other than the chief executive officer and chief financial officer, who will be named and approved by the boards of directors of Triad and Triad Holdings), and recommending compensation of such executives to the boards. The management agreement also contains standard indemnification provisions whereby Triad and Triad Holdings will indemnify Hunter’s Glen/Ford against specified claims relating to specified actions taken by Hunter’s Glen/Ford under the management agreement.

We agreed to pay Hunter’s Glen/Ford a management fee of $1.5 million per annum for the services described above. This management fee is payable monthly in arrears on the last day of each month. The management fee is payable starting on the closing date of the Transactions, continuing during the service period of the management agreement and, upon termination of the service period for specified reasons (other than for cause), through the fifth anniversary of the closing of the Transactions or through the first anniversary of the termination of the service period, if later. If the service period is terminated by Triad LLC for cause, we will continue to pay the management fee through the first anniversary of the termination of the service period. Our obligation to pay the management fee will also cease upon a sale of Triad or Triad Holdings or upon the consummation of an underwritten initial public offering of the common stock of Triad Holdings with gross proceeds of at least $50.0 million. The service period will end on the earlier of (1) termination by Hunter’s Glen/Ford or Triad LLC upon at least 90 days prior notice and (2) upon a closing of the Buy/Sell Right in which Hunter’s Glen/Ford sells all of its units in Triad LLC.

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

Stock Purchase Agreement

On December 23, 2004, Triad Holdings and its wholly-owned subsidiary, Triad Acquisition Corp., entered into a stock purchase agreement pursuant to which Triad Acquisition Corp. agreed to acquire all of the outstanding capital stock of Triad Financial Corporation from Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. We refer to this transaction as the “Acquisition.” Triad Holdings and Triad Acquisition were newly formed holding companies beneficially owned by affiliates of Goldman, Sachs & Co., GTCR Golder Rauner, L.L.C. and Hunter’s Glen/Ford.

The stock purchase agreement also contains customary indemnification provisions. As provided in the stock purchase agreement, you are not entitled to rely on any of the provisions of the stock purchase agreement, including the representations and warranties contained in the stock purchase agreement.

Our Warehouse and Residual Facilities

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

Capitalized financing costs with an unamortized balance of $4.1 million at December 31, 2006 are being amortized over the contractual terms of the warehouse and residual loan facilities. Capitalized financing costs for the warehouse and residual loan facilities include $2.9 million in remaining unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the warehouse and residual loan facilities for the year ended December 31, 2006 and for the period April 30, 2005 through December 31, 2005 includes $17.7 million and $12.1 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.

Capitalized financing costs with an unamortized balance of $6.3 million at December 31, 2006 are being amortized over the expected term of the securitization transactions. Capitalized financing costs for the securitization transactions include $1.5 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

Capitalized financing costs with an unamortized balance of $4.6 million at December 31, 2006 are being amortized over the contractual term of the senior notes. Capitalized financing costs for the senior notes include $3.3 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

Warehouse Facilities

Each of the two warehouse facilities initially provided a maximum of $975.0 million of committed funding. Each warehouse facility maximum commitment was reduced to $750.0 million upon completion of our first term securitization on May 26, 2005. The available amount of the commitment under each warehouse facility at any time will be reduced by the amount drawn on the related residual facility at such time.

The borrower under each warehouse facility is a Special Purpose Entity, or “SPE”. The contracts held by the warehouse SPE are separated into two pools, each securing a separate lender. Approximate parity in the warehouse loans must be maintained; the unpaid principal balance under one warehouse facility cannot differ by more than $40.0 million from the unpaid principal balance under the other warehouse facility. Each warehouse facility may be drawn daily in order to provide capital for origination of new contracts. Interest under the warehouse facilities accrues at a floating rate.

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

Triad provided a guarantee under each of the warehouse facilities equal to 10% of the amount outstanding on each facility at the time a guarantee is drawn, if at all. If Triad is required to fund any portion of a guarantee, Triad will be reimbursed for such payment prior to any required cross- collateralization payments to the lenders under any of the warehouse or residual facilities.

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

Collections on contracts in each warehouse facility are set aside in a collection account. On a monthly basis, these collections will be applied to pay interest and fees owing to the applicable warehouse lender, servicing fees, amounts owing on interest rate hedges, backup servicer expenses, and reduction of principal in an amount sufficient to maintain compliance with the borrowing base. If any amounts are unpaid under the applicable lender’s residual facility or the other lender’s warehouse facility or residual facility, those amounts will be paid to the extent of available remaining cash flow. The warehouse SPE will be entitled to retain, and to distribute to Triad, any remaining amounts. With respect to one such lender, a warehouse and residual facility was scheduled to terminate on April 29, 2007. We renewed the term of these facilities for an additional period of two years each.

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

Residual Facilities

Each of the residual facilities provides a maximum of $125.0 million of funding. We established one SPE as the borrower under the residual facilities. The residual SPE acquired the residual interests in the term securitizations currently held by another SPE, which includes class B notes, certificates and the interests in the spread accounts. These residual interests are separated into two pools; each pool secures one of the residual lenders’ loans. Interest under each residual facility accrues at a margin over LIBOR. The interest margin increases as the amount outstanding under the residual facility, as a percentage of the borrowing base, increases. The interest margin under each residual facility is significantly higher than the interest margin under each warehouse facility. With respect to one such lender, a warehouse and residual facility was scheduled to terminate on April 29, 2007. We renewed the term of these facilities for an additional period of two years each.

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

Triad provided a guarantee under each of the residual facilities equal to 10% of the amount outstanding on each facility at the time a guarantee is drawn, if at all. If Triad is required to fund any portion of a guarantee, Triad will be reimbursed for such payment prior to any required cross- collateralization payments to the lenders under any of the warehouse or residual facilities.

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

Board of Directors

The board is currently comprised of ten directors, none of whom qualifies as an independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of our equity sponsors indirectly own approximately 100% of the voting common stock of Triad Holdings, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including that the board of directors be composed of a majority of independent directors.

Policies and Procedures for Related Party Transactions

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for fiscal 2006 and 2005 and fees billed for audit-related services, tax services and all other services rendered to the Company by PricewaterhouseCoopers LLP for fiscal 2006 and 2005.

	2006	2005
	(Dollars in thousands)

Audit Fees	$513,500	$468,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$286,256	$454,750

The Audit Committee has established a policy to pre-approve all audit and non-audit services performed by the independent registered public accounting firm (“independent auditor”) in order to assure that the provision of such services does not impair the auditor’s independence. Based on the information presented to the Audit Committee by PricewaterhouseCoopers LLP and the Company’s management, the Audit Committee has pre-approved defined audit, audit-related, tax and other services for fiscal year 2006 up to specific cost levels. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee. The policy provides that the Audit Committee review, at each regularly scheduled meeting, a report summarizing the services provided by the independent auditor and all fees relating thereto. The policy also prohibits the independent auditor from providing services that are prohibited under the Sarbanes-Oxley Act of 2002.

All fees reported under the headings Audit-Related Fees, Tax Fees, and All Other Fees for 2006 were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Accordingly, none of these fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).*
10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.13	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
10.14	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
31.1	Certification of Chief Executive Officer (Section 302 Certification)+
31.2	Certification of Principal Financial Officer (Section 302 Certification)+
32 .	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: March 28, 2007	/s/ Carl B. Webb Carl B. Webb President & Chief Executive Officer

Date: March 28, 2007	/s/ Mike L. Wilhelms Mike L. Wilhelms Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Carl B. Webb Carl B. Webb	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2007

/s/ Mike L. Wilhelms Mike L. Wilhelms	Senior Vice President and Chief Financial Officer (principal financial officer)	March 28, 2007

/s/ Peter C. Aberg Peter C. Aberg	Director	March 28, 2007

/s/ Philip A. Canfield Philip A. Canfield	Director	March 28, 2007

/s/ Aaron D. Cohen Aaron D. Cohen	Director	March 28, 2007

/s/ David A. Donnini David A. Donnini	Director	March 28, 2007

/s/ Donald J. Edwards Donald J. Edwards	Director	March 28, 2007

/s/ Jonathan D. Fiorello Jonathan D. Fiorello	Director	March 28, 2007

/s/ Gerald J. Ford Gerald J. Ford	Director	March 28, 2007

Signature	Capacity	Date

/s/ Stuart A. Katz Stuart A. Katz	Director	March 28, 2007

/s/ J. Randy Staff J. Randy Staff	Director	March 28, 2007

/s/ Jeffrey O. Butcher Jeffrey O. Butcher	Corporate Controller (principal accounting officer)	March 28, 2007

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).*
10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.13	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
10.14	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
31.1	Certification of Chief Executive Officer (Section 302 Certification)+
31.2	Certification of Principal Financial Officer (Section 302 Certification)+
32 .	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith