Form 10-Q
period 2007-03-31
TRIAD FINANCIAL CORP
filed 2007-05-14
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☐ Large accelerated filer                      ☐ Accelerated filer                      ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 10, 2007, the registrant had 9,069 shares of common stock outstanding, all of which were owned by the registrant’s parent, Triad Holdings Inc.

TRIAD FINANCIAL CORPORATION
INDEX TO FORM 10-Q

TRIAD FINANCIAL CORPORATION
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the company’s management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this quarterly report, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the company or the management, are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management’s expectations (“cautionary statements”) include, but are not limited to:
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$57,751	$60,367
Cash — restricted	300,609	274,059
Finance receivables held for investment, net	3,727,999	3,781,469
Retained interest in securitized assets	57,143	102,531
Accounts receivable, net	44,768	50,918
Fixed assets, net of accumulated depreciation of $16,309 in 2007 and $13,913 in 2006	16,873	19,294
Collateral held for resale	15,670	17,072
Capitalized financing costs, net of accumulated amortization of $22,142 in 2007 and $20,826 in 2006	13,787	15,031
Deferred tax asset, net	71,510	63,731
Goodwill	30,446	30,446
Other assets	3,024	3,617

Total assets	$4,339,580	$4,418,535

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Revolving credit facilities	$787,067	$529,131
Securitization notes payable	2,914,536	3,258,215
Senior notes payable	149,188	149,167
Taxes payable	2,822	3,499
Other liabilities	73,104	72,364

Total liabilities	3,926,717	4,012,376

Commitments and contingencies (Note 12)
Stockholder’s Equity
Preferred stock, no par value; authorized 3,000,000 shares; issued and outstanding 1,500,000 shares at March 31, 2007 and December 31, 2006	30,000	30,000
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at March 31, 2007 and December 31, 2006	—	—
Additional paid in capital	345,000	345,000
Retained earnings	30,221	22,075
Accumulated other comprehensive income	7,642	9,084

Total stockholder’s equity	412,863	406,159

Total liabilities and stockholder’s equity	$4,339,580	$4,418,535

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
	(Unaudited)
Financing and other interest income	$161,530	$110,601
Interest expense	54,863	39,904

Net interest margin	106,667	70,697

Provision for credit losses	62,630	42,532

Net interest margin after provision for credit losses	44,037	28,165

Securitization and servicing income	2,977	7,303
Other income	2,659	7,529

Total other revenues	5,636	14,832

Operating expenses:
Compensation and employee benefits	20,752	18,490
Occupancy and equipment	4,142	4,147
Systems and data processing	3,337	3,289
Professional services	1,534	1,746
Telecommunications	946	804
Advertising	779	367
Other	3,480	3,386

Total operating expenses	34,970	32,229

Income before income taxes	14,703	10,768
Provision for income taxes	5,769	4,210

Net income	$8,934	$6,558

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$8,934	$6,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,675	5,239
Provision for credit losses	62,630	42,532
Deferred income tax benefit	(6,837)	(900)
Accretion of present value discount	(6,212)	(8,171)
Amortization of purchase premium	9,025	20,862
Loss on repurchase of receivables from gain on sale trusts	2,864	—
Changes in operating assets and liabilities
Accounts receivable	6,150	(2,949)
Other assets	(194)	(1,121)
Other liabilities	916	(454)
Current tax receivable/payable	(677)	(6,923)

Net cash provided by operating activities	84,274	54,673

Cash flows from investing activities
Distributions from gain on sale trusts	49,059	51,632
Repurchases from gain on sale trusts	(93,712)	(45,632)
Purchases of finance receivables held for investment	(306,563)	(741,091)
Collections on finance receivables held for investment	376,846	283,779
Change in restricted cash	(26,550)	(46,678)
Purchases of fixed assets	(155)	(3,477)

Net cash used in investing activities	(1,075)	(501,467)

Cash flows from financing activities
Net change in warehouse credit facilities	302,936	(146,808)
Net change in residual credit facilities	(45,000)	6,000
Net change in due to Ford Motor Credit Company	—	(15,491)
Issuance of securitization notes	—	822,426
Payment on securitization notes	(343,679)	(224,647)
Capitalized finance costs	(72)	(2,836)

Net cash (used in) provided by financing activities	(85,815)	438,644

Net decrease in cash and cash equivalents	(2,616)	(8,150)

Cash and cash equivalents
Beginning of period	60,367	45,295

End of period	$57,751	$37,145

Supplemental Disclosure
Interest paid	$54,642	$39,357

Income taxes paid	$13,287	$12,248

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
     In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings, plus related purchase accounting adjustments, have been recorded in our consolidated financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the successor period beginning April 30, 2005.
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
Sale of Receivables
     All securitization transactions executed by the Company subsequent to April 29, 2005 have been accounted for as secured financings in accordance with GAAP. These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables were sold in 2007 or 2006.
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
     Estimated gains or losses from the sale of finance receivables were recognized in the period in which the sale occurred. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivables pool was allocated between the portions sold and the portions retained based on their relative fair values at the date of sale. The Company retained certain interests in the sold receivables. These retained interests included subordinated certificates, restricted cash and interest-only strips held for the benefit of securitization entities. These retained interests are classified as securities available for sale and are reported at fair value. If there is a decline in fair value and it is judged to be other than temporary, the individual security is written down to fair value and the amount of the write-down is included in earnings. If there is a change in fair value and it is judged to be temporary, the securities are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. In securitization transactions accounted for as a sale of receivables, the Company retains the servicing rights and receives a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing rights, no servicing asset or liability is recorded and the fee is recognized as collected over the remaining term of the related sold finance receivables.
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
     Charge-offs on predecessor finance receivables held for investment and finance receivables repurchased from gain on sale trusts are charged against the Company’s probable future expected credit losses established as a component of the asset’s net carrying value.
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
     Depreciation expense totaled $2.4 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively
     Leasehold improvements are stated at cost and depreciated over the useful lives of the improvements or term of the lease, whichever is less.
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

Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, resulting in two components of income tax expense; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.
     Effective January 1, 2007, the Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that a more likely than not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, measurement, classification, interest and penalties, interim accounting periods, disclosure and transition. FIN 48 requires that the new standard be applied to the balances of the assets and liabilities as of the beginning of the period of adoption and that any corresponding adjustment be made to the opening balance of retained earnings. The Company’s adoption of FIN 48 is further described in Note 11.
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

3. Finance Receivables
     Finance receivables at March 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Finance receivables held for investment	$3,061,281	$3,045,938
Premiums and discounts, net	(5,926)	(7,699)
Deferred costs, net	23,189	26,325
Allowance for credit losses	(208,077)	(195,000)

Finance receivables held for investment, net	2,870,467	2,869,564

Predecessor finance receivables held for investment, net	738,797	849,246
Finance receivables repurchased from gain on sale trusts, net	118,735	62,659

Finance receivables, net	$3,727,999	$3,781,469

     The aggregate unpaid principal balances of finance receivables more than 60 days past due were $72.7 million at March 31, 2007 and $97.3 million at December 31, 2006.
     The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(33,868)	—	(33,868)	25,686	(8,182)
Principal collections	(102,267)	—	(102,267)	—	(102,267)
Charge-offs	(14,360)	14,360	—	—	—
Reclassifications	—	1,512	1,512	(1,512)	—
Change in cash flows	(20,795)	20,795	—	—	—

Balance, March 31, 2007	$1,075,546	$(216,571)	$858,975	$(120,178)	$738,797

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(58,250)	—	(58,250)	38,365	(19,885)
Principal collections	(171,798)	—	(171,798)	—	(171,798)
Charge-offs	(19,518)	19,518	—	—	—
Reclassifications	—	23,432	23,432	(23,432)	—
Change in cash flows	(45,564)	45,564	—	—	—

Balance, March 31, 2006	$1,925,062	$(436,196)	$1,488,866	$(212,139)	$1,276,727

     The activity in the finance receivables repurchased from gain on sale trusts for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	103,295	(8,011)	95,284	(5,795)	89,489
Interest income	(4,783)	—	(4,783)	3,940	(843)
Principal collections	(32,570)	—	(32,570)	—	(32,570)
Charge-offs	(1,209)	1,209	—	—	—
Reclassifications	—	1,469	1,469	(1,469)	—
Change in cash flows	857	(857)	—	—	—

Balance, March 31, 2007	$136,043	$(10,327)	$125,716	$(6,981)	$118,735

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2005	$—	$—	$—	$—	$—
Finance receivables repurchased	49,846	(6,028)	43,818	(2,179)	41,639
Interest income	(1,747)	—	(1,747)	771	(976)
Principal collections	(11,454)	—	(11,454)	—	(11,454)
Charge-offs	(1,141)	1,141	—	—	—
Reclassifications	—	270	270	(270)	—
Change in cash flows	(187)	187	—	—	—

Balance, March 31, 2006	$35,317	$(4,430)	$30,887	$(1,678)	$29,209

4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$195,000	$51,259
Provision for credit losses	62,630	42,532
Charge-offs	(54,828)	(11,296)
Recoveries	5,275	467

Balance, end of period	$208,077	$82,962

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

5. Sales of Receivables
Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$484,818	$1,130,352
Called receivables	(93,712)	(45,632)
Collections and write-offs	(68,527)	(166,842)

Balance, end of period	$322,579	$917,878

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $7.9 million at March 31, 2007 and $18.0 million at December 31, 2006. Credit losses, net of recoveries, totaled $6.5 million and $17.5 million for the three months ended March 31, 2007 and 2006, respectively.
Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at March 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Restricted cash held for the benefit of securitizations	35,225	57,751
Overcollaterization receivable	41,935	63,026
Interest-only	(20,017)	(18,246)

Retained interest in securitized assets	$57,143	$102,531

     The Company’s retained interests in securitization transactions includes the value associated with future cash flows generated from overcollateralization and any excess spread amounts. Overcollateralization receivable represents the difference between securitized receivables outstanding and notes outstanding.
     Retained interests in securitized assets are recorded at fair value. The fair value of retained interests is determined based on calculating the present value of the projected cash flows to be received using management’s best estimates of key assumptions, including discount rate, prepayment rate and credit losses.
     Retained interests in securitized assets is net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. At the present time, we believe the present value of the payment that will be due to Ford Credit pursuant to the agreement will be approximately $22 million. The exact amount of this payment will not be known until the last of five securitizations entered into by the Company prior to the Acquisition are called. The Company anticipates that this will occur, at the earliest, in the first quarter of 2008. The exact amount of the financial payment to Ford Credit will be dependent upon, among other things, the performance of the contracts and loans in the respective pools and the collections ultimately received on those loans.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $9.0 million at March 31, 2007 and $8.2 million at March 31, 2006.

     The activity in the retained interest in securitized assets for the periods indicated are summarized as follows:

	Restricted	Over-	Interest-
	Cash	Collateralization	Only	Total
Balance, December 31, 2006	$57,751	$63,026	$(18,246)	$102,531
Distributions	(22,526)	(21,091)	(5,442)	(49,059)
Residual interest income	—	—	6,212	6,212
Unrealized losses	—	—	(2,541)	(2,541)

Balance, March 31, 2007	$35,225	$41,935	$(20,017)	$57,143

Balance, December 31, 2005	$80,298	$150,283	$(13,629)	$216,952
Distributions	(9,360)	(32,121)	(10,151)	(51,632)
Residual interest income	—	—	8,171	8,171
Unrealized gains	—	—	1,276	1,276

Balance, March 31, 2006	$70,938	$118,162	$(14,333)	$174,767

     At March 31, 2007, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.40 to 1.50 and an expected cumulative lifetime loss of 10.5% to 11.3%.
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
     6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at March 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Warehouse loan facilities	$737,067	$434,131
Residual loan facilities	50,000	95,000

Total revolving credit facilities	$787,067	$529,131

     Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at March 31, 2007 are summarized as follows:

	Facility	Collateral	Advances
	Amount	Pledged	Outstanding
	(Dollars in thousands)
Warehouse loan facility, due April 2009	$625,000	$410,372	$369,400
Residual loan facility, due April 2009	125,000	224,591	25,000
Warehouse loan facility, due October 2007(a)	625,000	408,427	367,667
Residual loan facility, due October 2007(a)	125,000	224,591	25,000

			$787,067

(a)	Warehouse and residual loan facilities provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.

     Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million. Each of our warehouse and residual loan facilities bear interest at a floating rate. At March 31, 2007, the interest rate on our two warehouse loan facilities was 5.80% and the interest rate on our two residual loan facilities was 7.85%. With respect to one such lender, a warehouse and residual facility was scheduled to terminate on April 29, 2007. On March 15, 2007, we renewed the term of these facilities for an additional period of two years each.
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
     The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2007, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.
     Capitalized financing costs with an unamortized balance of $2.3 million at March 31, 2007 are being amortized over the contractual terms of the warehouse and residual loan facilities. Capitalized financing costs include $2.0 million in remaining unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the three months ended March 31, 2007 and 2006 includes $4.9 million and $3.0 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.
7. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at March 31, 2007 are summarized as follows:

		Original	Finance
		Weighted	Receivables	Note
	Original	Average	Pledged	Balance
	Note	Interest	at	at
Transaction	Amount	Rate	March 31, 2007	March 31, 2007
(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$488,141	$447,727
2005-B, due April 12, 2013(a)	$905,303	4.32%	$440,407	$403,721
2006-A, due April 12, 2013(a)	$822,500	4.88%	$544,687	$490,543
2006-B, due November 12, 2012(a)	$915,500	5.50%	$706,865	$646,090
2006-C, due May 13, 2013(a)	$1,092,200	5.37%	$1,001,558	$926,455

				$2,914,536

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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
     Capitalized financing costs with an unamortized balance of $6.9 million at March 31, 2007 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.9 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceeded certain targets, the specified credit enhancement levels would be increased by increasing the required spread account level.
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. As of March 31, 2007, the Company was in compliance with its agreements with its guarantee insurance providers.
8. Senior Notes Payable
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
     Capitalized financing costs with an unamortized balance of $4.5 million at March 31, 2007 are being amortized over the contractual term of the notes. Capitalized financing costs include $3.1 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
9. Preferred Stock
     On June 30, 2006, the Company sold 1,500,000 shares of Non-Voting Preferred Stock to Triad Holdings for an aggregate purchase price of $30,000,000 in cash. No underwriting discounts or commissions were paid. The Non-Voting Preferred Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Holdings investment intent, financial and business matters sophistication and other typical investment representations. These shares are restricted securities and may not be resold unless registered under the Securities Act or exempted from the registration requirements thereof. The shares of Non-Voting Preferred Stock are not convertible or exchangeable into the Company’s Common Stock. The shares of Non-Voting Preferred Stock are not redeemable at the option of any holder of Non-Voting Preferred Stock. To the extent declared by the board of directors of the Company, quarterly dividends are payable at an annual rate of 10.5%. Triad Holdings pledged its Non-Voting Preferred Stock of Triad Financial Corporation to secure its loan with Citigroup Global Markets Realty Corp.
     For the three months ended March 31, 2007, the Company declared and settled through intercompany transactions dividends of $787,500 based on an annual rate of 10.5% to Triad Holdings.

     The Non-Voting Preferred Stock was subsequently redeemed at par on April 27, 2007.
10. Derivative Financial Instruments
     At March 31, 2007, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $780.1 million. The fair value of these agreements at March 31, 2007 was a net loss of $0.6 million and is included in other assets. Other income for the three months ended March 31, 2007 included $0.8 million in losses on our interest rate swap agreements. Other income for the three months ended March 31, 2006 included $2.0 million in gains on our interest rate swap agreements. Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements.
11. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company did not have any material unrecognized tax benefits and thus, there was no effect on the Company’s January 1, 2007 retained earnings balance. At March 31, 2007, the Company does not expect any material adjustments for unrecognized tax benefits.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At March 31, 2007, the Company has not accrued any interest or penalties associated with unrecognized tax benefits.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All tax periods subsequent to the Acquisition are open to examination by the Internal Revenue Service and the states to which we are subject to tax.
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at March 31, 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
     Under the management agreement among the Company, Triad Holdings LLC (98.9% owner of Triad Holdings), Triad Holdings and Hunter’s Glen/Ford Ltd., Triad LLC and the Company engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of the Company as specified in the agreement and will provide Carl B. Webb and J. Randy Staff, or similarly qualified individuals, to furnish a portion of the services required by the management agreement. We agreed to pay Hunter’s Glen/Ford a management fee of $1.5 million per annum for the services described above.
     In December 2006, the Company entered into an agreement with Kevin Harvick, Inc. regarding the sponsorship of a Busch Series race car for the 2007 racing season. Under the terms of that agreement, the Company will pay $2.5 million in sponsorship fees in 2007. At March 31, 2007, the Company has a remaining obligation of approximately $1.8 million under this agreement.

     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations totaled $1.1 million and $1.6 million, for the three months ended March 31, 2007 and 2006, respectively.
     Future minimum rental commitments under all noncancellable leases at March 31, 2007 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2007	$2,754
2008	$2,191
2009	$1,895
2010	$1,895
2011	$1,895
2012 and thereafter	$1,737
13. Comprehensive Income
     Comprehensive income for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Net income	$8,934	$6,558
Other comprehensive income, net
Unrealized holding gains on available for sale securities (net of tax of $233 and $689)	356	1,056
Net unrealized holding gains reclassified into earnings (net of tax of $1,175, and $185)	(1,798)	(284)

Total other comprehensive income, net	(1,442)	772

Comprehensive income	$7,492	$7,330

     The changes in accumulated other comprehensive income for the three months ended March 31, 2007 and 2006 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$9,084	$1,849
Current period change	(1,442)	772

Balance, end of period	$7,642	$2,621

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
     The Company recorded a credit to compensation expense of $76,000 for stock-based employee compensation for the three months ended March 31, 2007. No expense was recorded during the three months ended March 31, 2006. The Company granted 0.2 million and 1.0 million options during the three months ended March 31, 2007 and 2006, respectively.
     A summary of stock option activity under the Company’s stock option plan is summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except
	weighted-average
	exercise price)

	(Dollars in thousands)
Outstanding at December 31, 2006	2,988	$7.58
Granted	200	8.30
Canceled	—	—
Forfeited	(150)	7.59

Outstanding at March 31, 2007	3,038	$7.62

Exercisable at March 31, 2007	1,220	$7.60

Weighted-average remaining contractual life in years		8.60

Outstanding at December 31, 2005	2,000	$7.50
Granted	1,000	7.73
Canceled	—	—
Forfeited	—	—

Outstanding at March 31, 2006	3,000	$7.58

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
     In accordance with the guidelines for accounting for business combinations, the purchase price paid by Triad Holdings Inc. plus related purchase accounting adjustments have been pushed-down and recorded in our financial statements for the period subsequent to April 29, 2005. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the successor period beginning April 30, 2005.
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
Components of Revenues and Expenses
     Most of our revenues are generated from the purchase and origination of receivables, other interest income and securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, other interest income, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate. Other interest income includes: (1) residual interest income on the retained interest in securitized assets we retain from securitization transactions, and (2) income on our restricted cash accounts. Our income related to sale of receivables includes: (1) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts and (2) the supplemental servicing fee income we receive from servicing the receivables in those Trusts. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance, referral fees received from other lenders and payment convenience fees. Our other income also includes hedge gains and losses and gains and losses related to the repurchase of receivables from gain on sale trusts.
     Our costs and expenses consist of interest expense, operating expenses, provision for credit losses and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our purchase and origination of receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment and originated subsequent to April 29, 2005.
Results of Operations
Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006
     Our net income was $8.9 million for the three months ended March 31, 2007, compared to $6.6 million for 2006. The increase in net income was primarily due to higher net interest margin, partially offset by a higher provision for credit losses, lower other revenues and higher operating expenses.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,934,717	$2,862,421

     Average owned finance receivables increased by 37.5% for the three months ended March 31, 2007 as compared to 2006. This increase was primarily attributable to an increased level of loan originations during 2006. The Company purchased and originated $2,650.3 million of auto contracts during 2006, compared to $1,880.2 million during 2005. We purchased and originated $304.0 million of auto contracts during the first three months of 2007, compared to $737.2 million during same period last year. This decrease was due to lower levels of originations in both our dealer and direct channels. In response to higher than expected losses on receivables originated during

2006, we modified our contract origination strategy to better manage our credit risk which resulted in lower volume levels during the first three months of 2007.
     The average new contract size was $18,476 for the three months ended March 31, 2007, compared to $18,517 for 2006. The average annual percentage rate on contracts purchased and originated was 16.6% and 17.5% during the three months ended March 31, 2007 and 2006, respectively. This decrease was due to an increased concentration of contracts from our direct channel during 2007 with a lower weighted-average coupon. Our yields were also impacted by the implementation of new proprietary scorecards for the direct channel during the first quarter of 2007 combined with new pricing strategies within the direct channel designed to attract customers with higher expected credit quality.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Financing income	$152,196	$100,555
Other interest income	9,334	10,046
Interest expense	(54,863)	(39,904)

Net interest margin	$106,667	$70,697

Annualized financing income as a percentage of average owned finance receivables	15.5%	14.1%

     The 50.9% increase in net interest margin for the three months ended March 31, 2007 as compared to 2006 was due to an increase in financing income partially offset by an increase in interest expense combined with a decrease in other interest income. Net interest margin included $9.0 million and $20.9 million of premium amortization for the three months ended March 31, 2007 and 2006, respectively, related to our predecessor finance receivables held for investment and our receivables repurchased from gain on sale trusts.
     The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 15.5% for the three months ended March 31, 2007 from 14.1% in 2006 was primarily due to a lower level of premium amortization for the three months ended March 31, 2007 as compared with 2006.
     Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $9.0 million and $20.9 million of premium amortization for the three months ended March 31, 2007 and 2006, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, the average yield on receivables for the three months ended March 31, 2007 and 2006 would have been 16.4% and 17.0%, respectively.
     During the first quarter of 2007 and 2006, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables which is expected to continue in future periods.
     Other interest income decreased to $9.3 million for the three months ended March 31, 2007, compared to $10.0 million for 2006. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances partially offset by $3.0 million in gains on our retained interest in securitized assets that were realized upon the call of receivables from a gain on sale trust combined with an increase in interest income received on restricted cash accounts.
     The increase in interest expense was due to both higher average debt levels and higher cost of funds. Our effective cost of funds was 5.7% for the three months ended March 31, 2007, as compared to 5.4% for 2006. This increase in our effective cost of funds was primarily due to higher interest rates on our 2006 securitization transactions. Average debt outstanding was $3,866.7 million and $2,983.5 million for the three months ended March 31, 2007 and 2006, respectively.
Provision for Credit Losses
     Our provision for credit losses was $62.6 million for the three months ended March 31, 2007 as compared to $42.5 million for 2006. Our provision for credit losses increased as a result of the increase in size of the portfolio as well as an increase in the average age, or seasoning, of the portfolio and higher net charge-offs. In addition, we have been experiencing higher than expected losses on receivables originated after the Acquisition.
Securitization and Servicing Income
     Securitization and servicing income decreased to $3.0 million for the three months ended March 31, 2007, compared to $7.3 million for 2006. Securitization and servicing income represents servicing fees and late fees collected on sold receivables. The decrease in securitization and servicing income for the three months ended March 31, 2007 as compared to 2006 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances.
Other Income
     Other income is summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Customer fees	$5,983	$5,071
(Losses) gains on interest rate swap agreements	(807)	1,991
Other	(2,517)	467

Other income	$2,659	$7,529

     Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap and warranty insurance policies and payment convenience fees, gains and losses on our interest rate swap agreements and gains and losses related to the repurchase of receivables from gain on sale trusts. Customer fees increased to $6.0 million for the three months ended March 31, 2007 as compared to $5.1 million in 2006 primarily due to higher customer fees attributable to higher owned receivable balances. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Other income decreased to an expense of $2.5 million for the three months ended March 31, 2007, compared to income of $0.5 million in 2006, primarily due to a $2.9 million loss recorded on the repurchase of receivables from a gain on sale trust during the three months ended March 31, 2007.
Expenses
     Operating expenses were $35.0 million for the three months ended March 31, 2007, compared to $32.2 million for 2006. The $2.8 million increase in operating expenses for the three months ended March 31, 2007 as compared to 2006 was mainly due to higher levels of expenses related to the growth in the Company’s total managed receivables portfolio. Annualized operating expenses as a percentage of average total managed receivables slightly decreased to 3.2% for the three months ended March 31, 2007 from 3.3% for 2006.
Income Taxes
     Income tax expense was $5.8 million for the three months ended March 31, 2007, as compared to $4.2 million in 2006. Our effective income tax rate was 39.2% and 39.1% for the three months ended March 31, 2007 and 2006, respectively.

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
     The following table presents certain data related to our owned finance receivables:

	At March 31,	At December 31,
	2007	2006
	(Dollars in thousands)
Finance receivables held for investment	$3,061,281	$3,045,938
Allowance for credit losses	(208,077)	(195,000)

Finance receivables held for investment, net of allowance	2,853,204	2,850,938

Allowance for credit losses as a percentage of receivables	6.8%	6.4%

Predecessor finance receivables held for investment, net	738,797	849,246
Finance receivables repurchased from gain on sale trusts, net	118,735	62,659

Total owned finance receivables held for investment, net	$3,710,736	$3,762,843

     The increase in the allowance for credit losses as a percentage of receivables at March 31, 2007 as compared to December 31, 2006 was due to the continued aging of our owned finance receivables held for investment. As of March 31, 2007 and December 31, 2006, finance receivables held for investment are aged, on a weighted average basis, 10.0 months and 8.0 months, respectively.
     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At March 31,		At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$255,778	6.4%	$269,861	6.7%
Greater than 60 days	72,695	1.8	97,332	2.4

	328,473	8.2	367,193	9.1
In repossession	15,670	0.4	17,072	0.4

	$344,143	8.6%	$384,265	9.5%

     Delinquencies in our receivables portfolio may vary from period to period based upon the average age, or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were lower at March 31, 2007 as compared to December 31, 2006 due to normal seasonal delinquency trends.
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
     Payment extensions as a percentage of owned finance receivables outstanding is summarized as follows:

	At March 31,	At December 31,
	2007	2006
	Percent	Percent
Never extended	80.0%	83.3%
Extended:
1-2 times	19.6%	16.4%
3-4 times	0.4%	0.3%

Total extended	20.0%	16.7%

Total	100.0%	100.0%

     Payment extensions as a percentage of total owned finance receivables increased to 20.0% at March 31, 2007 compared with 16.7% at December 31, 2006, mainly driven by an increase in 1-2 times payment extensions which increased to 19.6% at March 31, 2007 as compared to 16.4% at December 31, 2006. The increase in payment extensions is due to an increase in the average age, or seasoning, of our portfolio. In addition, we adopted a strategy to increase the number of extensions granted on a seasonal basis, as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Repossession charge-offs	$91,019	$50,667
Less: Recoveries	(59,328)	(34,762)
Mandatory charge-offs(1)	33,432	15,584

Net charge-offs	$65,123	$31,489

Annualized net charge-offs as a percentage of average total owned receivables outstanding	6.6%	4.4%
Recoveries as a percentage of charge-offs	47.7%	52.5%

(1)	Mandatory charge-offs represent accounts more than 120 days past due where the collateral has not been received at the time of charge-off.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age or seasoning of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables to 6.6% for the three months ended March 31, 2007 as compared to 4.4% for 2006 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age, or seasoning, of our portfolio and higher than expected credit losses on receivables originated after the Acquisition. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.

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
     Beginning with our May 2005 securitization transaction, we altered the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness will remain on our balance sheet. Additionally, we will recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. As a result of this change, our provision for credit losses and our net margin increased significantly, with our provision for credit losses increasing initially at a greater rate than our net margin because we began recording a provision for credit losses upon the purchase of each contract. In addition, our securitization income decreased and net income initially decreased, with no change to our cash flows, as a result of this accounting change.
     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,934,717	$2,862,421
Average sold finance receivables	401,056	1,009,067

Average total managed finance receivables	$4,335,773	$3,871,488

Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Financing and other interest income	$183,539	$169,671
Interest expense	(58,538)	(45,718)

Net interest margin	$125,001	$123,953

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$106,667	$70,697
Other interest income	(9,334)	(10,046)
Financing revenue on sold receivables	16,335	43,183
Interest expense on sold receivables	(2,868)	(7,805)
Gains (losses) on interest rate swaps	(807)	1,991
Premium amortization	9,025	20,862
Customer fees	5,983	5,071

Total managed net interest margin	$125,001	$123,953

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months
	Ended
	March 31,
	2007	2006
	(Dollars in
	Thousands)
Annualized finance revenue, fee and other income	16.9%	17.5%
Annualized interest expense	(5.4)	(4.7)

Annualized net interest margin as a percentage of average total managed receivables	11.5%	12.8%

     Annualized net interest margin as a percentage of average total managed receivables decreased to 11.5.% for the three months ended March 31, 2007 as compared to 12.8% for 2006. This decrease was mainly due to an increase in interest expense. The increase in interest expense was primarily due to higher interest rates in our 2006 securitization transactions. Excluding gain (losses) on interest rate swaps, annualized net interest margin as a percentage of average total managed receivables would have been 11.6% and 12.6% for the three months ended March 31, 2007 and 2006, respectively.
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

     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At March 31, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$3,990,077	$—	$3,990,077
Sold finance receivables	—	322,579	322,579

Total managed finance receivables	$3,990,077	$322,579	$4,312,656

Number of outstanding contracts	273,152	36,407	309,559

Average principal amount of outstanding contracts (in dollars)	$14,608	$8,860	$13,932

	At December 31, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$4,032,551	$—	$4,032,551
Sold finance receivables	—	484,818	484,818

Total managed finance receivables	$4,032,551	$484,818	$4,517,369

Number of outstanding contracts	264,559	55,802	320,361

Average principal amount of outstanding contracts (in dollars)	$15,243	$8,688	$14,101

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At March 31, 2007
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$255,778	6.4%	$29,026	9.0%	$284,804	6.6%
Greater than 60 days	72,695	1.8	7,874	2.4	80,569	1.9

	328,473	8.2	36,900	11.4	365,373	8.5
In repossession	15,670	0.4	2,559	0.8	18,229	0.4

	$344,143	8.6%	$39,459	12.2%	$383,602	8.9%

	At December 31, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$269,861	6.7%	$51,827	10.7%	$321,688	7.1%
Greater than 60 days	97,332	2.4	17,970	3.7	115,302	2.6

	367,193	9.1	69,797	14.4	436,990	9.7
In repossession	17,072	0.4	4,819	1.0	21,891	0.5

	$384,265	9.5%	$74,616	15.4%	$458,881	10.2%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies were lower at March 31, 2007 compared to December 31, 2006, due to normal seasonal delinquency trends.
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
     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At March 31, 2007
	Owned	Sold	Total Managed
Never extended	80.0%	52.6%	77.9%
Extended:
1-2 times	19.6%	44.4%	21.5%
3-4 times	0.4%	3.0%	0.6%

Total extended	20.0%	47.4%	22.1%

Total	100.0%	100.0%	100.0%

	At December 31, 2006
	Owned	Sold	Total Managed
Never extended	83.3%	53.1%	80.1%
Extended:
1-2 times	16.4%	43.8%	19.3%
3-4 times	0.3%	3.1%	0.6%

Total extended	16.7%	46.9%	19.9%

Total	100.0%	100.0%	100.0%

     The increase in payment extensions is due to an increase in the average age, or seasoning, of our portfolio. At March 31, 2007 and December 31, 2006, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. In addition, we adopted a strategy to increase the number of extensions granted on a seasonal basis, as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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

     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Owned:
Repossession charge-offs	$91,019	$50,667
Less: Recoveries	(59,328)	(34,762)
Mandatory charge-offs(1)	33,432	15,584

Net charge-offs	$65,123	$31,489

Sold:
Charge-offs	$14,871	$37,009
Less: Recoveries	(8,371)	(19,473)
Mandatory charge-offs(1)	—	—

Net charge-offs	$6,500	$17,536

Total Managed:
Repossession charge-offs	$105,890	$87,676
Less: Recoveries	(67,699)	(54,235)
Mandatory charge-offs(1)	33,432	15,584

Net charge-offs	$71,623	$49,025

Annualized net charge-offs as a percentage of average total managed receivables outstanding	6.6%	5.1%
Recoveries as a percentage of charge-offs	48.6%	52.5%

(1)	Mandatory charge-offs represent accounts more than 120 days past due where the collateral has not been received at the time of charge-off.
     Net charge-offs as a percentage of average total managed receivables outstanding may vary from period to period based upon credit quality, the average age or seasoning of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average total managed finance receivables to 6.6% for the three months ended March 31, 2007, as compared to 5.1% for 2006 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age, or seasoning, of our portfolio and higher than expected credit losses on receivables originated after the Acquisition. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.
Liquidity and Capital Resources
General
     Our primary sources of cash are borrowings on our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Our primary uses of cash have been purchases of receivables, operating costs and expenses and funding credit enhancement requirements for securitization transactions and debt service requirements.
     Net cash provided by operating activities was $84.3 million and $54.7 million during the three months ended March 31, 2007 and 2006 respectively. Cash flows from operating activities are affected by net income as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, accretion of present value discount and deferred income taxes. The $84.3 million of cash flows provided by operating activities for the three months ended March 31, 2007 was primarily due to $8.9 million of net income adjusted by $62.6 million of provision for credit losses. The $54.7 million of cash flows provided by operating activities for the three months ended March 31, 2006 was primarily due $6.6 million of net income adjusted by $42.5 million of provision for credit losses.
     Net cash used in investing activities was $1.1 million and $501.5 million for the three months ended March 31, 2007 and 2006, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the three months ended March 31, 2007, net cash used in investing activities included $376.8 million in collections on finance receivables held for investment offset by $306.6 million related to purchases of finance receivables held for investment and $93.7 million related to repurchases from a gain on sale trust. During the three months ended March 31, 2006, net cash used in investing activities included $741.7 million in purchases of finance receivables held for investment and $45.0 million in repurchases from a gain on sale trust partially offset by $283.8 million in collections on finance receivables held for investment.
     Net cash (used in) or provided by financing activities was $(85.8) million and $438.6 million for the three months ended March 31, 2007 and 2006, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $85.8 million of cash used in financing activities for the three months ended March 31, 2007 was due to $343.7 million in payments on securitization notes partially offset by $302.9 million in net change in warehouse credit facilities. Additionally, we elected to repay $45.0 million on our residual credit facilities during the three months ended March 31, 2007. The $438.6 million of cash provided by financing activities for the three months ended March 31, 2006 was due to $822.4 million in proceeds from issuance of securitization notes partially offset by $224.6 million in payments on securitization notes and $140.8 million in net change in warehouse and residual credit facilities.
     We have two warehouse lending facilities, each with a different lender, and two residual facilities, each with one of the lenders under our warehouse facilities. We used borrowings under these facilities initially to fund a portion of the purchase price of the Acquisition and to repay amounts due to Ford Credit. Today, the warehouse facilities fund most of our ongoing origination and acquisition of contracts, and the residual facilities provide us with working capital. Special purpose subsidiaries are the borrowers under these facilities. The termination dates for the two warehouse facilities are different, as are the termination dates for the two residual facilities. However, for each lender, the warehouse facility and residual facility terminate on the same date. With respect to one such lender, a warehouse and residual facility was scheduled to terminate on April 29, 2007. On March 15, 2007, we renewed the terms of these facilities for an additional period of two years.
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
Securitizations
     We completed ten auto receivables securitization transactions from August 2002 through March 31, 2007. In these transactions, we securitized approximately $9.3 billion of automobile receivables, issuing $8.5 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our previous intercompany credit facility with Ford Credit and our warehouse facilities.
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
     At March 31, 2007, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. If that occurred, we could be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.

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

Warehouse and Residual Facilities
     In our contract origination process, we purchase auto finance contracts and make loans that bear fixed interest rates and are pledged to secure borrowings under our warehouse facilities. Amounts borrowed under our warehouse facilities will bear variable interest rates. We intend to utilize our warehouse facilities to fund receivables until we accumulate a portfolio of sufficient size to securitize. To mitigate the risk of fluctuations in interest rates prior to a securitization, we anticipate entering into forward-starting swap agreements on a periodic basis. If interest rates are above the forward-starting swap rate on the pricing date of a securitization, the purchaser of the forward-starting swap agreement will pay us for the increase in interest rates. Likewise, if interest rates are below the locked rate on the pricing date of a securitization, we will pay the purchaser of the forward-starting swap agreement for the decrease in interest rates. Therefore, regardless of whether interest rates increase or decrease between the date auto finance contracts are originated and the date these contracts are securitized, we will have locked in the cost of funds on outstanding notional amounts and the gross interest rate spread of our auto finance contracts. Unlike traditional swaps, a forward-starting swap has only one cash exchange at settlement. We may also utilize a swaption collar strategy. In this strategy, we buy a payer swaption and sell a receiver swaption, thereby limiting our cost of funds to an upper and lower bound, or strike level. We will make payment if interest rates fall below the lower strike rate and receive a payment if interest rates rise above the higher strike rate. If rates remain between the upper and lower strike rates, then no payment is made. Other derivative financial instruments may be utilized if considered advantageous by us in managing the risk of interest rate fluctuations.
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
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on their evaluation, they have concluded, that the disclosure controls and procedures were effective.
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).*

10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated

EXHIBIT
NO.	DESCRIPTION

herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.13	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.14	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification).+

31.2	Certification of Principal Financial Officer (Section 302 Certification).+

32.	Certification of Periodic Financial Report (Section 906 Certification).+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 14, 2007	/s/ CARL B. WEBB

Carl B. Webb
President & Chief Executive Officer

Date: May 14, 2007	/s/ MIKE L. WILHELMS

Mike L. Wilhelms
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).*

10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated

EXHIBIT
NO.	DESCRIPTION

herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.13	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.14	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification).+

31.2	Certification of Principal Financial Officer (Section 302 Certification).+

32.	Certification of Periodic Financial Report (Section 906 Certification).+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith