Form 10-Q
period 2007-06-30
TRIAD FINANCIAL CORP
filed 2007-08-14
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of August 10, 2007, the registrant had 9,069 shares of common stock outstanding, all of which were owned by the registrant’s parent, Triad Holdings Inc.

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

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$62,297	$60,367
Cash — restricted	310,828	274,059
Finance receivables held for investment, net	3,634,730	3,781,469
Retained interest in securitized assets, net	47,545	102,531
Accounts receivable, net	43,846	50,918
Fixed assets, net of accumulated depreciation of $18,635 in 2007 and $13,913 in 2006	15,948	19,294
Collateral held for resale	15,275	17,072
Capitalized financing costs, net of accumulated amortization of $17,922 in 2007 and $20,826 in 2006	13,549	15,031
Deferred tax asset, net	81,798	63,731
Goodwill	30,446	30,446
Other assets	4,066	3,617

Total assets	$4,260,328	$4,418,535

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Revolving credit facilities	$302,553	$529,131
Securitization notes payable	3,336,163	3,258,215
Senior notes payable	149,210	149,167
Taxes payable	9,458	3,499
Other liabilities	72,529	72,364

Total liabilities	3,869,913	4,012,376

Commitments and contingencies (Note 12)

Stockholder’s Equity
Preferred stock, no par value; authorized 3,000,000 shares; issued and outstanding none at June 30, 2007 and 1,500,000 shares at December 31, 2006	—	30,000
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at June 30, 2007 and December 31, 2006	—	—
Additional paid in capital	345,000	345,000
Retained earnings	38,334	22,075
Accumulated other comprehensive income	7,081	9,084

Total stockholder’s equity	390,415	406,159

Total liabilities and stockholder’s equity	$4,260,328	$4,418,535

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Dollars in thousands)
	(Unaudited)
Financing and other interest income	$158,174	$138,641	$319,704	$249,242
Interest expense	55,711	48,873	110,574	88,777

Net interest margin	102,463	89,768	209,130	160,465

Provision for credit losses	60,225	52,510	122,855	95,042

Net interest margin after provision for credit losses	42,238	37,258	86,275	65,423

Servicing income	2,071	5,978	5,048	13,281
Other income	5,937	8,769	8,596	16,298

Total other revenues	8,008	14,747	13,644	29,579

Operating expenses:
Compensation and employee benefits	22,905	20,196	43,657	38,686
Occupancy and equipment	3,907	3,571	8,049	7,718
Systems and data processing	3,291	3,487	6,628	6,777
Professional services	1,073	1,275	2,607	3,021
Telecommunications	872	809	1,818	1,613
Advertising	1,143	714	1,922	1,080
Other	3,045	5,600	6,525	8,986

Total operating expenses	36,236	35,652	71,206	67,881

Income before income taxes	14,010	16,353	28,713	27,121
Provision for income taxes	5,897	6,387	11,666	10,597

Net income	$8,113	$9,966	$17,047	$16,524

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$17,047	$16,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,450	10,617
Provision for credit losses	122,855	95,042
Deferred income tax benefit	(16,758)	(20,964)
Accretion of present value discount	(10,396)	(14,420)
Amortization of purchase premium	17,620	35,417
Loss on repurchase of receivables from gain on sale trusts	2,864	—
Changes in operating assets and liabilities
Accounts receivable	7,072	(10,719)
Other assets	(1,236)	(119)
Other liabilities	424	(342)
Current tax receivable/payable	5,959	(1,238)

Net cash provided by operating activities	159,901	109,798

Cash flows from investing activities
Distributions from gain on sale trusts	61,915	86,282
Repurchases from gain on sale trusts	(93,712)	(45,632)
Purchases of finance receivables held for investment	(669,098)	(1,596,461)
Collections on finance receivables held for investment	762,467	589,843
Change in restricted cash	(36,769)	(83,331)
Purchases of fixed assets	(1,636)	(6,269)

Net cash provided by (used in) investing activities	23,167	(1,055,568)

Cash flows from financing activities
Net change in warehouse credit facilities	(191,578)	(298,639)
Net change in residual credit facilities	(35,000)	3,000
Net change in due to Ford Motor Credit Company	—	(26,752)
Issuance of securitization notes	775,100	1,737,882
Payment on securitization notes	(697,152)	(491,495)
Capitalized finance costs	(2,508)	(5,685)
Issuance of preferred stock	—	30,000
Redemption of preferred stock	(30,000)	—

Net cash (used in) provided by financing activities	(181,138)	948,311

Net increase in cash and cash equivalents	1,930	2,541

Cash and cash equivalents
Beginning of period	60,367	45,295

End of period	$62,297	$47,836

Supplemental Disclosure
Interest paid	$111,553	$86,374

Income taxes paid	$22,468	$32,793

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
  Allowance for Credit Losses
     The allowance for credit losses is our estimate of incurred credit losses related to held for investment receivables as of the date of the financial statements. This allowance is based on such factors as historical credit loss trends, the credit quality of our present portfolio, trends in historical used vehicle values and general economic measures.

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
  Charge-Off Policy
     Our policy is to charge off owned receivables in the month in which the borrowers become 120 days contractually delinquent if we have not previously repossessed the related vehicle. If a vehicle has been repossessed, and the underlying contract is an owned receivable, we charge off the underlying receivable upon repossession, taking into account the estimated value of our collateral, with a reconciliation upon liquidation. For sold receivables, the debt is charged off upon liquidation of the collateral. The net charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest, on our owned receivables. Accrual of finance charge income is suspended on accounts that are more than 30 days contractually delinquent.
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
     Depreciation expense totaled $2.3 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense was $4.7 million and $4.1 million for the six months ended June 30, 2007 and 2006, respectively.
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
  Stock-Based Compensation
     Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, revised 2004, (“SFAS 123R”) prospectively for all awards granted, modified or settled after June 30, 2005. The Company adopted the standard by using the modified prospective method which is one of the adoption methods provided in the statement. SFAS 123R, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Additionally, on July 1, 2005, the Company adopted Staff Accounting Bulletin No. 107 “Share-Based Payment”, which the SEC issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies.
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

3. Finance Receivables
     Finance receivables at June 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Finance receivables held for investment	$3,108,893	$3,045,938
Premiums and discounts, net	(5,031)	(7,699)
Deferred costs, net	24,302	26,325

Finance receivables held for investment, gross	3,128,164	3,064,564
Allowance for credit losses	(219,501)	(195,000)

Finance receivables held for investment, net	2,908,663	2,869,564

Predecessor finance receivables held for investment, net	639,375	849,246
Finance receivables repurchased from gain on sale trusts, net	86,692	62,659

Finance receivables, net	$3,634,730	$3,781,469

     The aggregate unpaid principal balances of all owned finance receivables more than 60 days past due were $129.7 million at June 30, 2007 and $97.3 million at December 31, 2006.
     The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(63,537)	—	(63,537)	48,034	(15,503)
Principal collections	(194,368)	—	(194,368)	—	(194,368)
Charge-offs, net of sales proceeds and recoveries	(25,057)	25,057	—	—	—
Reclassifications	—	1,817	1,817	(1,817)	—
Change in cash flows	(36,975)	36,975	—	—	—

Balance, June 30, 2007	$926,899	$(189,389)	$737,510	$(98,135)	$639,375

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(109,557)	—	(109,557)	75,945	(33,612)
Principal collections	(318,135)	—	(318,135)	—	(318,135)
Charge-offs, net of sales proceeds and recoveries	(33,707)	33,707	—	—	—
Reclassifications	—	102,268	102,268	(102,268)	—
Change in cash flows	(84,124)	84,124	—	—	—

Balance, June 30, 2006	$1,674,669	$(304,611)	$1,370,058	$(253,395)	$1,116,663

     The activity in the finance receivables repurchased from gain on sale trusts for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	103,295	(8,011)	95,284	(5,795)	89,489
Interest income	(9,420)	—	(9,420)	7,304	(2,116)
Principal collections	(63,340)	—	(63,340)	—	(63,340)
Charge-offs, net of sales proceeds and recoveries	(2,155)	2,155	—	—	—
Reclassifications	—	4,180	4,180	(4,180)	—
Change in cash flows	2,279	(2,279)	—	—	—

Balance, June 30, 2007	$101,112	$(8,092)	$93,020	$(6,328)	$86,692

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
			(Dollars in thousands)
Balance, December 31, 2005	$—	$—	$—	$—	$—
Finance receivables repurchased	49,846	(6,028)	43,818	(2,179)	41,639
Interest income	(3,219)	—	(3,219)	1,414	(1,805)
Principal collections	(20,191)	—	(20,191)	—	(20,191)
Charge-offs, net of sales proceeds and recoveries	(1,525)	1,525	—	—	—
Reclassifications	—	2,455	2,455	(2,455)	—
Change in cash flows	355	(355)	—	—	—

Balance, June 30, 2006	$25,266	$(2,403)	$22,863	$(3,220)	$19,643

     During the first six months of 2007 and 2006, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables, which is expected to continue in future periods.
4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$208,077	$82,962
Provision for credit losses	60,225	52,510
Charge-offs, net of sales proceeds	(55,018)	(16,577)
Recoveries	6,217	728

Balance, end of period	$219,501	$119,623

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$195,000	$51,259
Provision for credit losses	122,855	95,042
Charge-offs, net of sales proceeds	(109,846)	(27,873)
Recoveries	11,492	1,195

Balance, end of period	$219,501	$119,623

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
5. Sales of Receivables
  Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$322,579	$917,878
Collections and write-offs	(52,671)	(139,096)

Balance, end of period	$269,908	$778,782

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$484,818	$1,130,352
Called receivables	(93,712)	(45,632)
Collections and write-offs	(121,198)	(305,938)

Balance, end of period	$269,908	$778,782

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $11.8 million at June 30, 2007 and $18.0 million at December 31, 2006. Credit losses, net of recoveries, totaled $4.1 and $10.6 million for the three and six months ended June 30, 2007, respectively, as compared to $10.7 million and $28.2 million for the three and six months ended June 30, 2006, respectively

  Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at June 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Restricted cash held for the benefit of securitizations	35,225	57,751
Overcollaterization receivable	35,088	63,026
Interest-only	746	2,257

Retained interest in securitized assets, gross	$71,059	$123,034

Payable to Ford Credit	(23,514)	(20,503)

Retained interest in securitized assets, net	$47,545	$102,531

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
     Retained interests in securitized assets is net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. We believe the present value of the payment that will be due to Ford Credit pursuant to the agreement will be approximately $23.5 million. The exact amount of this payment will not be known until the last of five securitizations entered into by the Company prior to the Acquisition are called. The Company anticipates that this will occur, at the earliest, in the second quarter of 2008. The exact amount of the financial payment to Ford Credit will be dependent upon, among other things, the performance of the contracts and loans in the respective pools and the net collections ultimately received on those loans.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $9.0 million at June 30, 2007 and $9.7 million at December 31, 2006.
     The activity in the retained interest in securitized assets for the periods indicated are summarized as follows:

				Retained		Retained
				Interest in		Interest in
	Restricted	Over-	Interest-	Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2006	$57,751	$63,026	$2,257	$123,034	$(20,503)	$102,531
Distributions	(22,526)	(21,091)	(5,442)	(49,059)	—	(49,059)
Residual interest income	—	—	6,795	6,795	(583)	6,212
Unrealized losses	—	—	(2,108)	(2,108)	(433)	(2,541)

Balance, March 31, 2007	$35,225	$41,935	$1,502	$78,662	$(21,519)	$57,143

Distributions	—	(6,847)	(6,009)	(12,856)	—	(12,856)
Residual interest income	—	—	5,056	5,056	(872)	4,184
Unrealized losses	—	—	197	197	(1,123)	(926)

Balance, June 30, 2007	$35,225	$35,088	$746	$71,059	$(23,514)	$47,545

				Retained		Retained
				Interest in		Interest in
	Restricted	Over-	Interest-	Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2005	$80,298	$150,283	$(7,556)	$223,025	$(6,073)	$216,952
Distributions	(9,360)	(32,121)	(10,151)	(51,632)	—	(51,632)
Residual interest income	—	—	8,295	8,295	(124)	8,171
Unrealized losses	—	—	3,021	3,021	(1,745)	1,276

Balance, March 31, 2006	$70,938	$118,162	$(6,391)	$182,709	$(7,942)	$174,767

Distributions	—	(17,853)	(16,798)	(34,651)	—	(34,651)
Residual interest income	—	—	6,571	6,571	(322)	6,249
Unrealized losses	—	—	24,081	24,081	(11,862)	12,219

Balance, June 30, 2006	$70,938	$100,309	$7,463	$178,710	$(20,126)	$158,584

     At June 30, 2007, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.35 to 1.40 and an expected cumulative lifetime loss of 10.5% to 11.3%.
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
6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at June 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Warehouse loan facilities	$242,553	$434,131
Residual loan facilities	60,000	95,000

Total revolving credit facilities	$302,553	$529,131

     Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at June 30, 2007 are summarized as follows:

	Facility	Collateral	Advances
	Amount	Pledged	Outstanding
	(Dollars in thousands)
Warehouse loan facility, due April 2009	$625,000	$146,734	$126,243
Residual loan facility, due April 2009	125,000	211,520	30,000
Warehouse loan facility, due October 2007(a)	625,000	136,582	116,310
Residual loan facility, due October 2007(a)	125,000	211,520	30,000

			$302,553

(a)	Warehouse and residual loan facilities provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.

     Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million. Each of our warehouse and residual loan facilities bear interest at a floating rate. At June 30, 2007, the interest rate on our two warehouse loan facilities was 5.80% and the interest rate on our two residual loan facilities was 7.85%.
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
     The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of June 30, 2007, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.
     Capitalized financing costs with an unamortized balance of $1.2 million at June 30, 2007 are being amortized over the contractual terms of the warehouse and residual loan facilities. These capitalized financing costs consist primarily of unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the three and six months ended June 30, 2007 includes $3.2 million and $8.1 million, respectively, of expense incurred to Goldman Sachs Mortgage Company. Interest expense for the three and six months ended June 30, 2006 includes $4.4 million and $7.4 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.
7. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at June 30, 2007 are summarized as follows:

		Original
		Weighted	Collateral	Note
	Original	Average	Pledged	Balance
	Note	Interest	at	at
Transaction	Amount	Rate	June 30, 2007	June 30, 2007
(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$427,455	$395,882
2005-B, due April 12, 2013(a)	$905,303	4.32%	$386,628	$354,155
2006-A, due April 12, 2013(a)	$822,500	4.88%	$484,894	$436,857
2006-B, due November 12, 2012(a)	$915,500	5.50%	$631,174	$579,122
2006-C, due May 13, 2013(a)	$1,092,200	5.37%	$894,054	$820,547
2007-A, due February 12, 2014(a)	$775,110	5.34%	$807,716	$749,600

				$3,336,163

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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
     Capitalized financing costs with an unamortized balance of $8.0 million at June 30, 2007 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $2.1 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceeded certain targets, the specified credit enhancement levels would be increased by increasing the required spread account level.
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. As of June 30, 2007, the Company was in compliance with its agreements with its guarantee insurance providers.
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
     Capitalized financing costs with an unamortized balance of $4.3 million at June 30, 2007 are being amortized over the contractual term of the notes. Capitalized financing costs include $3.0 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
9. Preferred Stock
     On June 30, 2006, the Company sold 1,500,000 shares of Non-Voting Preferred Stock to Triad Holdings for an aggregate purchase price of $30,000,000 in cash. No underwriting discounts or commissions were paid. The Non-Voting Preferred Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Holdings investment intent, financial and business matters sophistication and other typical investment representations. These shares are restricted securities and may not be resold unless registered under the Securities Act or exempted from the registration requirements thereof. The shares of Non-Voting Preferred Stock are not convertible or exchangeable into the Company’s Common Stock. The shares of Non-Voting Preferred Stock are not redeemable at the option of any holder of Non-Voting Preferred Stock. To the extent declared by the board of directors of the Company, quarterly dividends are payable at an annual rate of 10.5%. Triad Holdings pledged its Non-Voting Preferred Stock of Triad Financial Corporation to secure its loan with Citigroup Global Markets Realty Corp. The Non-Voting Preferred Stock was redeemed at par on April 27, 2007.
     For the six months ended June 30, 2007, the Company declared and settled through intercompany transactions dividends of $787,500 based on an annual rate of 10.5% to Triad Holdings.

10. Derivative Financial Instruments
     At June 30, 2007, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $407.6 million. These agreements represent a net fair value of $0.3 million at June 30, 2007 and are included in other assets. Other income for the three and six months ended June 30, 2007 included $1.0 million and $0.2 million, respectively, in gains on our interest rate swap agreements. Other income for the three and six months ended June 30, 2006 included $3.6 million and $5.6 million, respectively in gains on our interest rate swap agreements. Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements.
11. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company identified certain tax positions for which deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. As a result, the Company reclassified approximately $3.4 million of tax benefit from its deferred tax liability to its FIN 48 current tax liability. There were no material changes to the amount of the Company’s FIN 48 current tax liability during the three or six months ended June 30, 2007. This amount, if recognized, would have no impact on the Company’s effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At June 30, 2007, the Company had accrued $650,000 for the potential payment of interest in accordance with FIN 48.
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at June 30, 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
     Under the management agreement among the Company, Triad Holdings LLC (98.9% owner of Triad Holdings), Triad Holdings and Hunter’s Glen/Ford Ltd., the parties engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of the Company as specified in the agreement and will provide Carl B. Webb and J. Randy Staff, or similarly qualified individuals, to furnish a portion of the services required by the management agreement. The Company agreed to pay Hunter’s Glen/Ford Ltd a management fee of $1.5 million per annum for the services described above.

     In December 2006, the Company entered into an agreement with Kevin Harvick, Inc. regarding the sponsorship of a Busch Series race car for the 2007 racing season. Under the terms of that agreement, the Company will pay $2.5 million in sponsorship fees in 2007. At June 30, 2007, the Company has a remaining obligation of approximately $1.1 million under this agreement.
     At June 30, 2007, the Company has accrued approximately $1.6 million for an anticipated payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date.
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations totaled $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively. Rental expense charged to operations totaled $0.9 million and $2.2 million for the three and six months ended June 30, 2006, respectively.
     Future minimum rental commitments under all noncancellable leases at June 30, 2007 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2007	$1,977
2008	$2,524
2009	$2,299
2010	$2,371
2011	$2,371
2012 and thereafter	$2,174
     In July 2007, the Company entered into a renewal and extension agreement for a portion of the space currently occupied by the Company in Huntington Beach, California.
13. Comprehensive Income
     Comprehensive income for the period indicated is summarized as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Net income	$17,047	$16,524
Other comprehensive income, net
Unrealized holding gains on available for sale securities (net of tax of $676 and $5,376)	1,036	8,231
Net unrealized holding gains reclassified into earnings (net of tax of $1,985, and $44)	(3,039)	(68)

Total other comprehensive income, net	(2,003)	8,163

Comprehensive income	$15,044	$24,687

     The changes in accumulated other comprehensive income for the six months ended June 30, 2007 and 2006 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$9,084	$1,849
Current period change	(2,003)	8,163

Balance, end of period	$7,081	$10,012

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
     The Company recorded compensation expense of $0.4 million and $0.3 million for stock-based employee compensation for the three and six months ended June 30, 2007. No expense was recorded during the three and six months ended June 30, 2006. The Company granted 12,000 and 212,000 options during the three and six months ended June 30, 2007, respectively. The Company granted 1.0 million options during the six months ended June 30, 2006. No options were granted during the three months ended June 30, 2006.
     A summary of stock option activity under the Company’s stock option plan for the periods indicated is summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except
	weighted-average
	exercise price)
Outstanding at March 31, 2007	3,038	$7.62
Granted	12	8.33
Canceled	(75)	7.55
Forfeited	—	—

Outstanding at June 30, 2007	2,975	$7.63

Outstanding at December 31, 2006	2,988	$7.58
Granted	212	8.30
Canceled	(75)	7.55
Forfeited	(150)	7.59

Outstanding at June 30, 2007	2,975	$7.63

Exercisable at June 30, 2007	1,518	$7.58

Weighted-average remaining contractual life in years		8.46

Outstanding at March 31, 2006	3,000	$7.58
Granted	—	—
Canceled	—	—
Forfeited	—	—

Outstanding at June 30, 2006	3,000	$7.58

Outstanding at December 31, 2005	2,000	$7.50
Granted	1,000	7.73
Canceled	—	—
Forfeited	—	—

Outstanding at June 30, 2006	3,000	$7.58

15. Subsequent Event
     In July 2007, the Company announced that it would be transitioning certain functions from its Huntington Beach, California facility to its North Richland Hills, Texas facility. These functions include loss recovery, remarketing, risk management, human resources and corporate legal. The Company also announced that it would be designating North Richland Hills, Texas as its corporate headquarters.
     This transition is expected to be substantially completed by the end of 2007. The Company expects to take charges totaling approximately $7.5 million during the third and fourth quarters of 2007 related to this transition.

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
General
     Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of automobile installment contracts. We purchase auto finance contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the purchase and origination of receivables, we rely upon warehouse and residual credit facilities. Prior to the Acquisition, we relied upon lines of credit, including advances from Ford Credit since we were acquired by a subsidiary of Ford Motor Company in June 1999. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we have completed eleven securitizations of auto receivables. Prior to our May 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America, or “GAAP”.
     We periodically sell receivables to securitization trusts, or “Trusts,” that, in turn, sell asset-backed securities to investors. For all securitizations accounted for as sales, we recognized a gain upon the sale of receivables to the Trusts, which represented the difference between the sale proceeds to us, net of transaction costs, and our net carrying value of the receivables, plus the present value of the estimated future excess cash flows to be received by us over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses. Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us. In addition to excess cash flows, we earn monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized, or “sold receivables,” and collect other fees such as late charges and extension fees as servicer for those Trusts.
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
Critical Accounting Policies and Use of Estimates
     Critical accounting policies and use of estimates are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes.
Components of Revenues and Expenses
     Most of our revenues are generated from the purchase and origination of receivables, other interest income, and securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, other interest income, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate. Other interest income includes: (1) residual interest income on the retained interest in securitized assets we retain from securitization transactions, and (2) income on our restricted cash accounts. Our servicing income includes: (1) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts and (2) the supplemental servicing fee income we receive from servicing the receivables in those Trusts. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders and payment convenience fees. Our other income also includes gains and losses on our interest rate swap agreements and gains and losses related to the repurchase of receivables from gain on sale trusts.
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
Results of Operations
  Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006
     Our net income was $8.1 million for the three months ended June 30, 2007, compared to $10.0 million for 2006. The decrease in net income was primarily due to a higher provision for credit losses and a decline in revenue from other sources, partially offset by higher net interest margin.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,878,415	$3,369,959

     Average owned finance receivables increased by 15.1% for the three months ended June 30, 2007 as compared to 2006. This increase was primarily attributable to an increased level of loan originations during 2006. The Company purchased and originated $2,650.3 million of auto contracts during 2006. We purchased and originated $358.8 million of auto contracts during the second quarter of 2007, compared to $851.0 million during same period last year. This decrease was primarily due to lower levels of originations in our dealer channel. In response to higher than expected losses on receivables originated during 2006, we modified our contract origination strategy to better manage our credit risk, which resulted in lower volume levels during the first six months of 2007.
     The average new contract size was $18,931 for the three months ended June 30, 2007, compared to $18,756 for 2006. The average annual percentage rate on contracts purchased and originated was 16.4% and 17.2% during the three months ended June 30, 2007 and 2006, respectively. This decrease was due to an increased concentration of contracts from our direct channel during 2007, which had a lower weighted-average coupon. Our yields were also impacted by the implementation of new proprietary scorecards for the direct channel during the first quarter of 2007 combined with new pricing strategies within the direct channel designed to attract customers with higher expected credit quality. Our proprietary scorecards are designed to enable us to tailor each contract’s pricing to a statistical assessment of the underlying credit risk. We created our credit scoring system from our consumer demographic and portfolio performance databases.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Financing income	$150,608	$130,247
Other interest income	7,566	8,394
Interest expense	(55,711)	(48,873)

Net interest margin	$102,463	$89,768

Annualized financing income as a percentage of average owned finance receivables	15.5%	15.5%

     The 14.1% increase in net interest margin for the three months ended June 30, 2007 as compared to 2006 was due to an increase in financing income, partially offset by an increase in interest expense and a decrease in other interest income. Net interest margin included $8.6 million and $14.6 million of premium amortization for the three months ended June 30, 2007 and 2006, respectively, related to our predecessor finance receivables held for investment and our receivables repurchased from gain on sale trusts.
     The increase in financing income was primarily due to an increase in our average owned receivables. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value, taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $8.6 million and $14.6 million of premium amortization for the three months ended June 30, 2007 and 2006, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, the average yield on receivables for the three months ended June 30, 2007 and 2006 would have been 16.4% and 17.2%, respectively.
     During the first six months of 2007 and 2006, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables, which is expected to continue in future periods.
     Other interest income decreased to $7.6 million for the three months ended June 30, 2007, compared to $8.4 million for 2006. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances, partially offset by the realization of $2.1 million in previously unrealized gains on our retained interest in securitized assets, combined with an increase in interest income received on restricted cash accounts.
     The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds increased to 5.8% for the three months ended June 30, 2007, as compared to 5.6% for the three months ended June 30, 2006. This increase in our effective cost of funds was primarily due to higher interest rates on our 2006 and 2007 securitization transactions. Average debt outstanding was $3,810.3 million and $3,475.6 million for the three months ended June 30, 2007 and 2006, respectively.
  Provision for Credit Losses
     Our provision for credit losses was $60.2 million for the three months ended June 30, 2007 as compared to $52.5 million for 2006. Our provision for credit losses increased as a result of the increase in size of the portfolio as well as an increase in the average age, or seasoning, of the portfolio and higher net charge-offs. In addition, we have been experiencing higher than expected losses on receivables originated after the Acquisition.
  Servicing Income
     Servicing income decreased to $2.1 million for the three months ended June 30, 2007, compared to $6.0 million for 2006. Servicing income represents servicing fees and late fees collected on sold receivables. The decrease in servicing income for the three months ended June 30, 2007 as compared to 2006 was primarily attributable to the declining balance of our sold receivables.
  Other Income
     Other income is summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Customer fees	$4,550	$4,701
Gains on interest rate swap agreements	1,025	3,573
Other	362	495

Other income	$5,937	$8,769

     Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders, payment convenience fees, gains and losses on our interest rate swap agreements and gains and losses related to the repurchase of receivables from gain on sale trusts. Customer fees decreased to $4.6 million for the three months ended June 30, 2007 as compared to $4.7 million for 2006 primarily due to a decrease in late charges collected attributable to rising delinquencies. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.
  Expenses
     Operating expenses were $36.2 million for the three months ended June 30, 2007, compared to $35.7 million for 2006. The $0.5 million increase in operating expenses for the three months ended June 30, 2007 as compared to 2006 was mainly due to higher compensation and employee benefits and advertising expenses partially offset by the inclusion of a $2.0 million charge in the second quarter of 2006 associated with the sale of extended service contracts. Compensation and employee benefits expense for the three months ended June 30, 2007 included approximately $1.6 million accrued for an anticipated payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date. Annualized operating expenses as a percentage of average total managed receivables slightly increased to 3.5% for the three months ended June 30, 2007 as compared to 3.4% for the three months ended June 30, 2006
  Income Taxes
     Income tax expense was $5.9 million for the three months ended June 30, 2007, as compared to $6.4 million in 2006. Our effective income tax rate was 42.1% and 39.1% for the three months ended June 30, 2007 and 2006, respectively. Income tax expense for the three months ended June 30, 2007 included $650,000 recognized for the potential payment of interest in accordance with FIN 48.

     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006
     Our net income was $17.0 million for the six months ended June 30, 2007, compared to $16.5 million for 2006. The increase in net income was primarily due to higher net interest margin, partially offset by a higher provision for credit losses, a decline in revenue from other sources and higher operating expenses.
     Net Interest Margin
     Our average owned finance receivables outstanding are summarized as follows:

	For the Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,906,566	$3,116,190

     Average owned finance receivables increased by 25.4% for the six months ended June 30, 2007 as compared to 2006. This increase was primarily attributable to an increased level of loan originations during 2006. The Company purchased and originated $2,650.3 million of contracts during 2006. We purchased and originated $662.8 million of contracts during the first six months of 2007, compared to $1,588.2 million during same period last year. This decrease was due to lower levels of originations in our dealer channel. In response to higher than expected losses on receivables originated during 2006, we modified our contract origination strategy to better manage our credit risk which resulted in lower volume levels during the first six months of 2007.
     The average new contract size was $18,719 for the six months ended June 30, 2007, compared to $18,645 for 2006. The average annual percentage rate on contracts purchased and originated was 16.5% and 17.1% during the six months ended June 30, 2007 and 2006, respectively. This decrease was due to an increased concentration of contracts from our direct channel during 2007, which had a lower weighted-average coupon. Our yields were also impacted by the implementation of new proprietary scorecards for the direct channel during the first quarter of 2007 combined with new pricing strategies within the direct channel designed to attract customers with higher expected credit quality.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Financing income	$302,804	$230,802
Other interest income	16,900	18,440
Interest expense	(110,574)	(88,777)

Net interest margin	$209,130	$160,465

Annualized financing income as a percentage of average owned finance receivables	15.5%	14.8%

     The 30.3% increase in net interest margin for the six months ended June 30, 2007 as compared to 2006 was due to an increase in financing income, partially offset by an increase in interest expense and a decrease in other interest income. Net interest margin included $17.6 million and $35.4 million of premium amortization for the six months ended June 30, 2007 and 2006, respectively, related to our predecessor finance receivables held for investment and our receivables repurchased from gain on sale trusts.
     The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 15.5% for the six months ended June 30, 2007 from 14.8% in 2006 was primarily due to a lower level of premium amortization for the six months ended June 30, 2007 as compared with 2006.

     Financing income was reduced by $17.6 million and $35.4 million of premium amortization for the six months ended June 30, 2007 and 2006, respectively, related to our predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts. Excluding the premium amortization, the average yield on receivables for the six months ended June 30, 2007 and 2006 would have been 16.4% and 17.1%, respectively.
     Other interest income decreased to $16.9 million for the six months ended June 30, 2007, compared to $18.4 million for 2006. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances, partially offset by $3.0 million in gains on our retained interest in securitized assets that were realized upon the exercise of the clean-up call of receivables from a gain on sale trust, the realization of $2.1 million of previously unrealized gains on our retained interest in securitized assets and an increase in interest income received on restricted cash accounts.
     The increase in interest expense was due to both higher average debt levels and a higher cost of funds. Our effective cost of funds was 5.8% for the six months ended June 30, 2007, as compared to 5.5% for 2006. This increase in our effective cost of funds was primarily due to higher interest rates on our 2006 and 2007 securitization transactions. Average debt outstanding was $3,838.6 million and $3,229.5 million for the six months ended June 30, 2007 and 2006, respectively.
  Provision for Credit Losses
     Our provision for credit losses was $122.9 million for the six months ended June 30, 2007 as compared to $95.0 million for 2006. Our provision for credit losses increased as a result of the increase in size of the portfolio as well as an increase in the average age, or seasoning, of the portfolio and higher net charge-offs. In addition, we have been experiencing higher than expected losses on receivables originated after the Acquisition.
  Servicing Income
     Servicing income decreased to $5.0 million for the six months ended June 30, 2007, compared to $13.3 million for 2006. The decrease in servicing income for the six months ended June 30, 2007 as compared to 2006 was primarily attributable to the declining balance of our sold receivables.
  Other Income
     Other income is summarized as follows:

	For the Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Customer fees	$10,533	$9,771
Gains on interest rate swap agreements	218	5,565
Other	(2,155)	962

Other income	$8,596	$16,298

     Customer fees increased to $10.5 million for the six months ended June 30, 2007 as compared to $9.8 million in 2006 primarily due to higher owned receivable balances, partially offset by a decrease in late charges collected attributable to rising delinquencies. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Other income decreased to an expense of $2.2 million for the six months ended June 30, 2007, compared to income of $1.0 million in 2006, primarily due to a $2.9 million loss recorded on the repurchase of receivables from a gain on sale trust during the first quarter of 2007.
  Expenses
     Operating expenses were $71.2 million for the six months ended June 30, 2007, compared to $67.9 million for 2006. The $3.3 million increase in operating expenses for the six months ended June 30, 2007 as compared to 2006 was mainly due to higher levels of expenses related to the growth in the Company’s total managed receivables portfolio partially offset by the inclusion of a $2.0 million charge in the second quarter of 2006 associated with the sale of extended service contracts. Compensation and employee benefits expense for the six months ended June 30, 2007 included approximately $1.6 million accrued for an anticipated payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date. Annualized operating expenses as a percentage of average total managed receivables remained unchanged at 3.3% for the six months ended June 30, 2007 and 2006.
Income Taxes
     Income tax expense was $11.7 million for the six months ended June 30, 2007, as compared to $10.6 million in 2006. Our effective income tax rate was 40.6% and 39.1% for the six months ended June 30, 2007 and 2006, respectively. Income tax expense for the six months ended June 30, 2007 included $650,000 recognized for the potential payment of interest in accordance with FIN 48.
Credit Quality
     We provide financing in relatively high-risk markets, and, therefore, anticipate a corresponding higher level of delinquencies and charge-offs.
     Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses on the balance sheet at a level considered adequate to cover our probable incurred credit losses related to impaired held for investment receivables as of the date of the balance sheet. Receivables held for investment are charged-off to the allowance for credit losses at the earlier of repossession of the collateral or when the account is otherwise deemed uncollectible. Predecessor finance receivables held for investment were adjusted to fair market value in connection with the purchase transaction taking into account future expected credit losses and a required rate of return commensurate with the associated risk.
     The following table presents certain data related to our owned finance receivables:

	At June 30,	At December 31,
	2007	2006
	(Dollars in thousands)
Finance receivables held for investment	$3,108,893	$3,045,938
Allowance for credit losses	(219,501)	(195,000)

Finance receivables held for investment, net of allowance	2,889,392	2,850,938

Allowance for credit losses as a percentage of receivables	7.1%	6.4%
Predecessor finance receivables held for investment, net	639,375	849,246
Finance receivables repurchased from gain on sale trusts, net	86,692	62,659

Total owned finance receivables held for investment, net	$3,615,459	$3,762,843

     The increase in the allowance for credit losses as a percentage of receivables at June 30, 2007 as compared to December 31, 2006 was due to the continued aging of our owned finance receivables held for investment and our higher than expected losses on receivables originated after the Acquisition. As of June 30, 2007 and December 31, 2006, finance receivables held for investment are aged, on a weighted average basis, 11.5 months and 8.0 months, respectively.

     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At June 30,		At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$293,538	7.5%	$269,861	6.7%
Greater than 60 days	129,658	3.3	97,332	2.4

	423,196	10.8	367,193	9.1
In repossession	15,275	0.4	17,072	0.4

	$438,471	11.2%	$384,265	9.5%

     Delinquencies in our receivables portfolio may vary from period to period based upon the average age, or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were higher at June 30, 2007 as compared to December 31, 2006. Historically, the Company has benefited from improved collection trends during the first half of the year. In April 2007, we observed that these seasonal benefits were not as pronounced as they had been in prior years. The Company has been and continues to investigate possible reasons for this variance, which include macroeconomic factors, servicing practices, and the average age and credit characteristics of the portfolio.
     We at times offer payment extensions, in accordance with our policies and guidelines, to consumers to assist them when temporary financial difficulties interfere with their ability to make scheduled payments. Our policies and guidelines, as well as certain contractual restrictions in our securitization transactions, limit the number and frequency of extensions that may be granted. An account for which all delinquent payments are extended is classified as current at the time the extension is granted, resulting in lower delinquencies. Thereafter, such account’s delinquency status is determined in the same manner as any other account.
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
     Payment extensions as a percentage of owned finance receivables outstanding is summarized as follows:

	At June 30,	At December 31,
	2007	2006
	Percent	Percent
Never extended	78.6%	83.3%
Extended:
1-2 times	21.0%	16.4%
3-4 times	0.4%	0.3%

Total extended	21.4%	16.7%

Total	100.0%	100.0%

     Payment extensions as a percentage of total owned finance receivables increased to 21.4% at June 30, 2007 compared with 16.7% at December 31, 2006, mainly driven by an increase in 1-2 times payment extensions which increased to 21.0% at June 30, 2007 as compared to 16.4% at December 31, 2006. The increase in payment extensions is due to an increase in the average age, or seasoning, of our portfolio. In addition, we adopted a strategy to increase the number of extensions granted on a seasonal basis, as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.

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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Repossession charge-offs	$90,790	$49,753
Less: Sales proceeds and recoveries	(57,593)	(31,147)
Mandatory charge-offs(1)	27,245	11,816

Net charge-offs(2)	$60,442	$30,422

Annualized net charge-offs as a percentage of average total owned receivables outstanding	6.2%	3.6%
Sales proceeds and recoveries as a percentage of charge-offs	48.8%	50.6%

	For the Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Repossession charge-offs	$181,810	$100,421
Less: Sales proceeds and recoveries	(116,921)	(65,910)
Mandatory charge-offs(1)	60,677	27,400

Net charge-offs(2)	$125,566	$61,911

Annualized net charge-offs as a percentage of average total owned receivables outstanding	6.4%	4.0%
Sales proceeds and recoveries as a percentage of charge-offs	48.2%	51.6%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age or seasoning of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables to 6.2% and 6.4% for the three and six months ended June 30, 2007 as compared to 3.6% and 4.0% for 2006 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age, or seasoning, of our portfolio and higher than expected credit losses on receivables originated after the Acquisition. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.
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
     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,878,415	$3,369,959
Average sold finance receivables	296,565	848,846

Average total managed finance receivables	$4,174,980	$4,218,805

	For the Six Months Ended
	June 30,
	2007	2005
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,906,566	$3,116,190
Average sold finance receivables	348,810	993,855

Average total managed finance receivables	$4,255,376	$4,110,045

  Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Financing and other interest income	$175,606	$184,911
Interest expense	(56,730)	(52,188)

Net interest margin	$118,876	$132,723

	For the Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Financing and other interest income	$359,145	$354,581
Interest expense	(115,268)	(97,905)

Net interest margin	$243,877	$256,676

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$102,463	$89,768
Other interest income	(7,566)	(8,394)
Financing revenue on sold receivables	11,853	35,408
Interest expense on sold receivables	(2,044)	(6,889)
Gains on interest rate swaps	1,025	3,574
Premium amortization	8,595	14,555
Customer fees	4,550	4,701

Total managed net interest margin	$118,876	$132,723

	For the Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$209,130	$160,465
Other interest income	(16,900)	(18,440)
Financing revenue on sold receivables	28,188	78,591
Interest expense on sold receivables	(4,912)	(14,693)
Gains on interest rate swaps	218	5,565
Premium amortization	17,620	35,417
Customer fees	10,533	9,771

Total managed net interest margin	$243,877	$256,676

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months
	Ended
	June 30,
	2007	2006
	(Dollars in
	Thousands)
Annualized finance revenue, fee and other income	16.8%	17.5%
Annualized interest expense	(5.4)	(4.9)

Annualized net interest margin as a percentage of average total managed receivables	11.4%	12.6%

	For the Six Months
	Ended
	June 30,
	2007	2006
	(Dollars in
	Thousands)
Annualized finance revenue, fee and other income	16.9%	17.3%
Annualized interest expense	(5.4)	(4.8)

Annualized net interest margin as a percentage of average total managed receivables	11.5%	12.5%

     Annualized net interest margin as a percentage of average total managed receivables decreased to 11.4% and 11.5% for the three and six months ended June 30, 2007 as compared to 12.6% and 12.5% for 2006. This decrease was mainly due to an increase in interest expense, coupled with a greater volume of loans in our direct channel to customers with higher expected credit quality. The increase in interest expense was primarily due to higher interest rates in our 2006 and 2007 securitization transactions. Excluding gain on interest rate swaps, annualized net interest margin as a percentage of average total managed receivables would have been 11.3% and 11.5%, respectively, for the three and six months ended June 30, 2007 and 12.3% and 12.2% for the three and six months ended June 30, 2006, respectively.
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
     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At June 30, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$3,903,177	$—	$3,903,177
Sold finance receivables	—	269,908	269,908

Total managed finance receivables	$3,903,177	$269,908	$4,173,085

Number of outstanding contracts	268,559	32,895	301,454

Average principal amount of outstanding contracts (in dollars)	$14,534	$8,205	$13,843

	At December 31, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$4,032,551	$—	$4,032,551
Sold finance receivables	—	484,818	484,818

Total managed finance receivables	$4,032,551	$484,818	$4,517,369

Number of outstanding contracts	264,559	55,802	320,361

Average principal amount of outstanding contracts (in dollars)	$15,243	$8,688	$14,101

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At June 30, 2007
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$293,538	7.5%	$28,678	10.6%	$322,216	7.7%
Greater than 60 days	129,658	3.3	11,792	4.4	141,450	3.4

	423,196	10.8	40,470	15.0	463,666	11.1
In repossession	15,275	0.4	2,317	0.9	17,592	0.4

	$438,471	11.2%	$42,787	15.9%	$481,258	11.5%

	At December 31, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$269,861	6.7%	$51,827	10.7%	$321,688	7.1%
Greater than 60 days	97,332	2.4	17,970	3.7	115,302	2.6

	367,193	9.1	69,797	14.4	436,990	9.7
In repossession	17,072	0.4	4,819	1.0	21,891	0.5

	$384,265	9.5%	$74,616	15.4%	$458,881	10.2%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age or seasoning of the portfolio, seasonality within the calendar year and economic factors. Delinquencies for our total managed portfolio were higher at June 30, 2007 compared to December 31, 2006. Historically, the Company has benefited from improved collection trends during the first half of the year. In April 2007, we observed that these seasonal benefits were not as pronounced as they had been in prior years. The Company has been and continues to investigate possible reasons for this variance, which include macroeconomic factors, servicing practices, and the average age and credit characteristics of the portfolio.
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

     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At June 30, 2007
	Owned	Sold	Total Managed
Never extended	78.6%	50.3%	76.8%
Extended:
1-2 times	21.0%	45.7%	22.6%
3-4 times	0.4%	4.0%	0.6%

Total extended	21.4%	49.7%	23.2%

Total	100.0%	100.0%	100.0%

	At December 31, 2006
	Owned	Sold	Total Managed
Never extended	83.3%	53.1%	80.1%
Extended:
1-2 times	16.4%	43.8%	19.3%
3-4 times	0.3%	3.1%	0.6%

Total extended	16.7%	46.9%	19.9%

Total	100.0%	100.0%	100.0%

     The increase in payment extensions is due to an increase in the average age, or seasoning, of our portfolio. At June 30, 2007 and December 31, 2006, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. In addition, we adopted a strategy to increase the number of extensions granted on a seasonal basis, as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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
     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Owned:
Repossession charge-offs	$90,790	$49,753
Less: Sales proceeds and recoveries	(57,593)	(31,147)
Mandatory charge-offs(1)	27,245	11,816

Net charge-offs(2)	$60,442	$30,422

Sold:
Charge-offs	$9,494	$24,712
Less: Sales proceeds and recoveries	(5,394)	(14,016)
Mandatory charge-offs(1)	—	—

Net charge-offs	$4,100	$10,696

Total Managed:
Repossession charge-offs	$100,284	$74,465
Less: Sales proceeds and recoveries	(62,987)	(45,163)
Mandatory charge-offs(1)	27,245	11,816

Net charge-offs	$64,542	$41,118

Annualized net charge-offs as a percentage of average total managed receivables outstanding	6.2%	3.9%
Sales proceeds and recoveries as a percentage of charge-offs	49.4%	52.3%

	For the Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Owned:
Repossession charge-offs	$181,810	$100,421
Less: Sales proceeds and recoveries	(116,921)	(65,910)
Mandatory charge-offs(1)	60,677	27,400

Net charge-offs(2)	$125,566	$61,911

Sold:
Charge-offs	$23,133	$61,721
Less: Sales proceeds and recoveries	(12,533)	(33,490)
Mandatory charge-offs(1)	—	—

Net charge-offs	$10,600	$28,231

Total Managed:
Repossession charge-offs	$204,943	$162,142
Less: Sales proceeds and recoveries	(129,454)	(99,400)
Mandatory charge-offs(1)	60,677	27,400

Net charge-offs	$136,166	$90,142

Annualized net charge-offs as a percentage of average total managed receivables outstanding	6.4%	4.4%
Sales proceeds and recoveries as a percentage of charge-offs	48.7%	52.4%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average total managed finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age or seasoning of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average total managed finance receivables to 6.2% and 6.4% for the three and six months ended June 30, 2007, as compared to 3.9% and 4.4% for 2006 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age, or seasoning, of our portfolio and higher than expected credit losses on receivables originated after the Acquisition. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.
Liquidity and Capital Resources
  General
     Our primary sources of cash are borrowings on our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Our primary uses of cash are purchases of receivables, operating costs and expenses and funding credit enhancement requirements for securitization transactions and debt service requirements.
     Net cash provided by operating activities was $159.9 million and $109.8 million during the six months ended June 30, 2007 and 2006, respectively. Cash flows from operating activities are affected by net income as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, accretion of present value discount and deferred income taxes. The $159.9 million of cash flows provided by operating activities for the six months ended June 30, 2007 was primarily due to $17.7 million of net income adjusted by $122.9 million of provision for credit losses. The $109.8 million of cash flows provided by operating activities for the six months ended June 30, 2006 was primarily due to $16.5 million of net income adjusted by $95.0 million of provision for credit losses.
     Net cash provided by (used in) investing activities was $23.2 million and ($1,055.6) million for the six months ended June 30, 2007 and 2006, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the six months ended June 30, 2007, net cash provided by investing activities included $762.5 million in collections on finance receivables held for investment offset by $669.1 million related to purchases of finance receivables held for investment and $93.7 million related to repurchases from a gain on sale trust. During the six months ended June 30, 2006, net cash used in investing activities included $1,596.5 million in purchases of finance receivables held for investment and $45.6 million in repurchases from a gain on sale trust partially offset by $589.8 million in collections on finance receivables held for investment.
     Net cash (used in) provided by financing activities was $(181.1) million and $948.3 million for the six months ended June 30, 2007 and 2006, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $181.1 million of cash used in financing activities for the six months ended June 30, 2007 was due to $697.2 million in payments on securitization notes, $191.6 million in net change in warehouse credit facilities and $30.0 million in redemption of preferred stock partially offset by $775.1 million in issuance of securitization notes. Additionally, we elected to repay $35.0 million on our residual credit facilities during the six months ended June 30, 2007. The $948.3 million of cash provided by financing activities for the six months ended June 30, 2006 was due to $1,737.9 million in proceeds from issuance of securitization notes, partially offset by $491.5 million in payments on securitization notes and $298.6 million in net change in warehouse and residual credit facilities.
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
  Contractual and Long-Term Debt Obligations
     Contractual and long-term debt obligations are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes.
  Securitizations
     We completed eleven auto receivables securitization transactions from August 2002 through June 30, 2007. In these transactions, we securitized approximately $10.2 billion of automobile receivables, issuing $9.3 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our previous intercompany credit facility with Ford Credit and our existing warehouse facilities.
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
     At June 30, 2007, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. If that occurred, we could be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.

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
     During 2005, 2006 and 2007 we completed two, three and one securitizations, respectively. Our last securitization was in May 2007. Subject to market conditions and origination volume, we presently expect to complete periodic securitizations.
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
  Warehouse and Residual Facilities
     In our contract origination process, we purchase auto finance contracts and make loans that bear fixed interest rates and are pledged to secure borrowings under our warehouse facilities. Amounts borrowed under our warehouse facilities will bear variable interest rates. We intend to utilize our warehouse facilities to fund receivables until we accumulate a portfolio of sufficient size to securitize. To mitigate the risk of fluctuations in interest rates prior to a securitization, we have and will continue to enter into forward-starting swap agreements on a periodic basis. If interest rates are above the forward-starting swap rate on the pricing date of a securitization, the purchaser of the forward-starting swap agreement will pay us for the increase in interest rates. Likewise, if interest rates are below the locked rate on the pricing date of a securitization, we will pay the purchaser of the forward-starting swap agreement for the decrease in interest rates. Therefore, regardless of whether interest rates increase or decrease between the date auto finance contracts are originated and the date these contracts are securitized, we will have locked in the cost of funds on outstanding notional amounts and the gross interest rate spread of our auto finance contracts. Unlike traditional swaps, a forward-starting swap has only one cash exchange at settlement. We may also utilize a swaption collar strategy. In this strategy, we buy a payer swaption and sell a receiver swaption, thereby limiting our cost of funds to an upper and lower bound, or strike level. We will make payment if interest rates fall below the lower strike rate and receive a payment if interest rates rise above the higher strike rate. If rates remain between the upper and lower strike rates, then no payment is made. Other derivative financial instruments may be utilized if considered advantageous by us in managing the risk of interest rate fluctuations.
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
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on their evaluation, they have concluded, that the disclosure controls and procedures were effective.
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
     Risk factors are fully described in Item 1A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes.
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

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 14, 2007	/s/ Daniel D. Leonard
Daniel D. Leonard
President & Chief Executive Officer

Date: August 14, 2007	/s/ Mike L. Wilhelms
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