Form 10-Q
period 2007-09-30
TRIAD FINANCIAL CORP
filed 2007-11-09
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Large accelerated filer      ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of October 10, 2007, the registrant had 9,069 shares of common stock outstanding, all of which were owned by the registrant’s parent, Triad Holdings Inc.

TRIAD FINANCIAL CORPORATION
INDEX TO FORM 10-Q

ii

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

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$55,954	$60,367
Cash — restricted	285,336	274,059
Finance receivables held for investment, net	3,570,251	3,781,469
Retained interest in securitized assets, net	40,586	102,531
Accounts receivable, net	44,999	50,918
Fixed assets, net of accumulated depreciation of $20,932 in 2007 and $13,913 in 2006	14,803	19,294
Collateral held for resale, net	19,148	17,072
Capitalized financing costs, net of accumulated amortization of $20,377 in 2007 and $20,826 in 2006	11,094	15,031
Deferred tax asset, net	84,315	63,731
Goodwill	30,446	30,446
Other assets	3,483	3,617

Total assets	$4,160,415	$4,418,535

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Revolving credit facilities	$599,959	$529,131
Securitization notes payable	2,948,636	3,258,215
Senior notes payable	149,233	149,167
Taxes payable	5,310	3,499
Other liabilities	70,846	72,364

Total liabilities	3,773,984	4,012,376

Commitments and contingencies (Note 12)

Stockholder’s Equity
Preferred stock, no par value; authorized 3,000,000 shares; issued and outstanding none at September 30, 2007 and 1,500,000 shares at December 31, 2006	—	30,000
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at September 30, 2007 and December 31, 2006	—	—
Additional paid in capital	345,000	345,000
Retained earnings	35,866	22,075
Accumulated other comprehensive income	5,565	9,084

Total stockholder’s equity	386,431	406,159

Total liabilities and stockholder’s equity	$4,160,415	$4,418,535

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Dollars in thousands)
	(Unaudited)
Financing and other interest income	$155,264	$162,011	$474,968	$411,253
Interest expense	54,771	55,482	165,345	144,259

Net interest margin	100,493	106,529	309,623	266,994

Provision for credit losses	70,146	68,154	193,001	163,196

Net interest margin after provision for credit losses	30,347	38,375	116,622	103,798

Servicing income	1,754	4,782	6,802	18,063
Other income	573	(3,257)	9,169	13,041

Total other revenues	2,327	1,525	15,971	31,104

Operating expenses:
Compensation and employee benefits	21,487	20,744	65,144	59,430
Occupancy and equipment	4,081	3,705	12,130	11,423
Systems and data processing	3,333	3,655	9,961	10,433
Professional services	2,020	2,403	4,627	5,424
Telecommunications	954	811	2,772	2,425
Advertising	1,106	387	3,028	1,467
Other	3,700	4,173	10,225	13,157

Total operating expenses	36,681	35,878	107,887	103,759

Income (loss) before income taxes	(4,007)	4,022	24,706	31,143
Provision for income taxes	(1,538)	1,588	10,128	12,185

Net income (loss)	$(2,469)	$2,434	$14,578	$18,958

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$14,578	$18,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,171	16,157
Provision for credit losses	193,001	163,196
Deferred income tax benefit	(18,286)	(33,146)
Accretion of present value discount	(15,270)	(20,379)
Amortization of purchase premium	24,222	45,369
Loss on repurchase of receivables from gain on sale trusts	2,864	—
Changes in operating assets and liabilities
Accounts receivable	5,919	(13,575)
Other assets	(653)	1,884
Other liabilities	(1,259)	12,247
Current tax receivable/payable	1,811	(10,893)

Net cash provided by operating activities	228,098	179,818

Cash flows from investing activities
Distributions from gain on sale trusts	71,242	134,386
Repurchases from gain on sale trusts	(93,712)	(131,005)
Purchases of finance receivables held for investment	(1,054,897)	(2,223,083)
Collections on finance receivables held for investment	1,130,180	941,258
Change in restricted cash	(11,277)	(103,123)
Purchases of fixed assets	(2,788)	(8,545)

Net cash provided by (used in) investing activities	38,748	(1,390,112)

Cash flows from financing activities
Net change in warehouse credit facilities	127,828	287,127
Net change in residual credit facilities	(57,000)	4,000
Net change in due to Ford Motor Credit Company	—	(35,334)
Issuance of securitization notes	775,100	1,737,882
Payment on securitization notes	(1,084,679)	(800,254)
Capitalized finance costs	(2,508)	(5,644)
Issuance of preferred stock	—	30,000
Redemption of preferred stock	(30,000)	—

Net cash (used in) provided by financing activities	(271,259)	1,217,777

Net (decrease) increase in cash and cash equivalents	(4,413)	7,483

Cash and cash equivalents
Beginning of period	60,367	45,295

End of period	$55,954	$52,778

Non-cash Activity
Preferred Stock dividend declared	$788	$788

Supplemental Disclosure
Interest paid	$165,775	$139,679

Income taxes paid	$26,603	$56,220

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
     In connection with the Acquisition, the carrying value of our predecessor finance receivables held for investment owned as of the Acquisition was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk. The carrying value of our finance receivables repurchased from gain on sale trusts was recorded at fair market value upon repurchase, taking into account future expected credit losses and a required rate of return commensurate with the associated risk. Financing income on these receivables includes interest income recognized using the interest method based on contractual cash flows and taking into account expected prepayments and is net of premium amortization.
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
Allowance for Credit Losses
     The allowance for credit losses is our estimate of incurred credit losses related to held for investment receivables as of the date of the financial statements. This allowance is based on such factors as historical credit loss trends, the credit quality of the portfolio, trends in projected used car values and general economic factors. Finance receivables are charged to the allowance for credit losses when an account is deemed to be uncollectible. This charge takes into account the estimated value of any collateral. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.
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
     Depreciation expense totaled $2.3 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense was $7.0 million and $6.0 million for the nine months ended September 30, 2007 and 2006, respectively.
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

3. Finance Receivables
     Finance receivables at September 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Finance receivables held for investment	$3,158,667	$3,045,938
Premiums and discounts, net	(4,208)	(7,699)
Deferred costs, net	25,580	26,325

Finance receivables held for investment, gross	3,180,039	3,064,564
Allowance for credit losses	(222,527)	(195,000)

Finance receivables held for investment, net	2,957,512	2,869,564

Predecessor finance receivables held for investment, net	551,358	849,246
Finance receivables repurchased from gain on sale trusts, net	61,381	62,659

Finance receivables, net	$3,570,251	$3,781,469

     The aggregate unpaid principal balances of all owned finance receivables more than 60 days past due were $138.1 million at September 30, 2007 and $97.3 million at December 31, 2006.
     The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(89,280)	—	(89,280)	67,473	(21,807)
Principal collections	(276,081)	—	(276,081)	—	(276,081)
Charge-offs, net of sales proceeds and recoveries	(40,247)	40,247	—	—	—
Reclassifications	—	1,838	1,838	(1,838)	—
Change in cash flows	(48,519)	48,519	—	—	—

Balance, September 30, 2007	$792,709	$(162,634)	$630,075	$(78,717)	$551,358

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(154,717)	—	(154,717)	111,395	(43,322)
Principal collections	(456,874)	—	(456,874)	—	(456,874)
Charge-offs, net of sales proceeds and recoveries	(55,773)	55,773	—	—	—
Reclassifications	—	57,278	57,278	(57,278)	—
Change in cash flows	(118,215)	118,215	—	—	—

Balance, September 30, 2006	$1,434,613	$(293,444)	$1,141,169	$(172,955)	$968,214

     The activity in the finance receivables repurchased from gain on sale trusts for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	103,295	(8,011)	95,284	(5,795)	89,489
Interest income	(12,776)	—	(12,776)	10,362	(2,414)
Principal collections	(88,353)	—	(88,353)	—	(88,353)
Charge-offs, net of sales proceeds and recoveries	(3,878)	3,878	—	—	—
Reclassifications	—	5,172	5,172	(5,172)	—
Change in cash flows	2,676	(2,676)	—	—	—

Balance, September 30, 2007	$71,417	$(5,774)	$65,643	$(4,262)	$61,381

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2005	$—	$—	$—	$—	$—
Finance receivables repurchased	145,203	(12,018)	133,185	(7,663)	125,522
Interest income	(6,434)	—	(6,434)	4,388	(2,046)
Principal collections	(39,426)	—	(39,426)	—	(39,426)
Charge-offs, net of sales proceeds and recoveries	(3,683)	3,683	—	—	—
Reclassifications	—	1,499	1,499	(1,499)	—
Change in cash flows	398	(398)	—	—	—

Balance, September 30, 2006	$96,058	$(7,234)	$88,824	$(4,774)	$84,050

     During the first nine months of 2007 and 2006, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables, which is expected to continue in future periods.
4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$219,501	$119,623
Provision for credit losses	70,146	68,154
Charge-offs, net of sales proceeds	(73,566)	(38,509)
Recoveries	6,446	1,268

Balance, end of period	$222,527	$150,536

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$195,000	$51,259
Provision for credit losses	193,001	163,196
Charge-offs, net of sales proceeds	(183,412)	(66,382)
Recoveries	17,938	2,463

Balance, end of period	$222,527	$150,536

     The allowance for credit losses is maintained at a level adequate to cover incurred credit losses related to receivables originated subsequent to April 29, 2005 and classified as held for investment as of the date of the financial statements, taking into account the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors.
     The carrying value of predecessor finance receivables held for investment was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk.
5. Sales of Receivables
Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$269,908	$778,782
Called receivables	—	(85,373)
Collections and charge-offs	(47,034)	(117,192)

Balance, end of period	$222,874	$576,217

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$484,818	$1,130,352
Called receivables	(93,712)	(131,005)
Collections and charge-offs	(168,232)	(423,130)

Balance, end of period	$222,874	$576,217

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $10.7 million at September 30, 2007 and $18.0 million at December 31, 2006. Credit losses, net of recoveries, totaled $4.9 and $15.5 million for the three and nine months ended September 30, 2007, respectively, as compared to $14.1 million and $42.4 million for the three and nine months ended September 30, 2006, respectively.

Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at September 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Restricted cash held for the benefit of securitizations	$35,225	$57,751
Overcollaterization receivable	28,974	63,026
Interest-only	1,424	2,257

Retained interest in securitized assets, gross	65,623	123,034

Payable to Ford Credit	(25,037)	(20,503)

Retained interest in securitized assets, net	$40,586	$102,531

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
     Retained interests in securitized assets are net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. We believe the present value of the payments that will be due to Ford Credit pursuant to the agreement are approximately $25.0 million. The exact amount of the payments will not be known until the last of five securitizations entered into by the Company prior to the Acquisition are called. The Company anticipates that these payments will begin during the fourth quarter of 2007 and will continue through the second quarter of 2008 when the last of the five securitizations is expected to be called. The exact amount of the financial payments to Ford Credit will be dependent upon, among other things, the performance of the contracts and loans in the respective pools and the net collections ultimately received on those loans.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $8.2 million at September 30, 2007 and $9.7 million at December 31, 2006.

     The activity in the retained interest in securitized assets for the periods indicated is summarized as follows:

				Retained		Retained
				Interest in		Interest in
	Restricted	Over-	Interest-	Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2006	$57,751	$63,026	$2,257	$123,034	$(20,503)	$102,531
Distributions	(22,526)	(21,091)	(5,442)	(49,059)	—	(49,059)
Residual interest income	—	—	6,795	6,795	(583)	6,212
Unrealized gains (losses)	—	—	(2,108)	(2,108)	(433)	(2,541)

Balance, March 31, 2007	$35,225	$41,935	$1,502	$78,662	$(21,519)	$57,143

Distributions	—	(6,847)	(6,009)	(12,856)	—	(12,856)
Residual interest income	—	—	5,056	5,056	(872)	4,184
Unrealized gains (losses)	—	—	197	197	(1,123)	(926)

Balance, June 30, 2007	$35,225	$35,088	$746	$71,059	$(23,514)	$47,545

Distributions	—	(6,114)	(3,213)	(9,327)	—	(9,327)
Residual interest income	—	—	5,827	5,827	(953)	4,874
Unrealized gains (losses)	—	—	(1,936)	(1,936)	(570)	(2,506)

Balance, September 30, 2007	$35,225	$28,974	$1,424	$65,623	$(25,037)	$40,586

				Retained		Retained
				Interest in		Interest in
	Restricted	Over-	Interest-	Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2005	$80,298	$150,283	$(7,556)	$223,025	$(6,073)	$216,952
Distributions	(9,360)	(32,121)	(10,151)	(51,632)	—	(51,632)
Residual interest income	—	—	8,295	8,295	(124)	8,171
Unrealized gains (losses)	—	—	3,021	3,021	(1,745)	1,276

Balance, March 31, 2006	$70,938	$118,162	$(6,391)	$182,709	$(7,942)	$174,767

Distributions	—	(17,853)	(16,798)	(34,651)	—	(34,651)
Residual interest income	—	—	6,571	6,571	(322)	6,249
Unrealized gains (losses)	—	—	24,081	24,081	(11,862)	12,219

Balance, June 30, 2006	$70,938	$100,309	$7,463	$178,710	$(20,126)	$158,584

Distributions	(13,187)	(25,401)	(9,591)	(48,179)	—	(48,179)
Residual interest income	—	—	6,611	6,611	(651)	5,960
Realized losses	—	—	152	152	(76)	76
Unrealized gains (losses)	—	—	(2,830)	(2,830)	1,220	(1,610)

Balance, September 30, 2006	$57,751	$74,908	$1,805	$134,464	$(19,633)	$114,831

     At September 30, 2007, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.35 to 1.40 and an expected cumulative lifetime loss of 10.5% to 11.3%.
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

6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at September 30, 2007 and December 31, 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)
Warehouse loan facilities	$561,959	$434,131
Residual loan facilities	38,000	95,000

Total revolving credit facilities	$599,959	$529,131

     Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at September 30, 2007 are summarized as follows:

	Facility	Collateral	Advances
	Amount	Pledged	Outstanding
	(Dollars in thousands)
Warehouse loan facility, due April 2009	$625,000	$325,599	$291,709
Residual loan facility, due April 2009	125,000	196,383	19,000
Warehouse loan facility, due October 2007(a)	625,000	302,777	270,250
Residual loan facility, due October 2007(a)	125,000	196,383	19,000

			$599,959

(a)	Warehouse and residual loan facilities provided by Goldman Sachs Mortgage Company, an affiliate of one of our equity investors.
     Our warehouse loan facilities each provide for borrowings up to $750.0 million less amounts drawn on each of our corresponding residual facilities. Our residual loan facilities each provide for borrowings up to $125.0 million. Each of our warehouse and residual loan facilities bear interest at a floating rate. At September 30, 2007, the interest rate on our two warehouse loan facilities was 5.57% and the interest rate on our two residual loan facilities was 7.62%.
     The Company’s warehouse and residual loan facilities with Goldman Sachs Mortgage Company, due October 2007, were paid off on October 26, 2007. The funds necessary to pay off these facilities were obtained through the transfer of collateral to, and simultaneous additional advance on the Company’s other warehouse and residual facilities, due April 2009.
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
     The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of September 30, 2007, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.

     Capitalized financing costs with an unamortized balance of $0.3 million at September 30, 2007 are being amortized over the contractual terms of the warehouse and residual loan facilities. These capitalized financing costs consist primarily of unamortized fees paid to Goldman Sachs Mortgage Company, an affiliate of one of our equity investors. Interest expense for the three and nine months ended September 30, 2007 includes $3.4 million and $11.5 million, respectively, of expense incurred to Goldman Sachs Mortgage Company. Interest expense for the three and nine months ended September 30, 2006 includes $7.3 million and $14.6 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.
7. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at September 30, 2007 are summarized as follows:

		Original
		Weighted	Collateral	Note
	Original	Average	Pledged	Balance
	Note	Interest	at	at
Transaction	Amount	Rate	September 30, 2007	September 30, 2007
(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$370,475	$343,289
2005-B, due April 12, 2013(a)	$905,303	4.32%	$337,476	$312,111
2006-A, due April 12, 2013(a)	$822,500	4.88%	$427,008	$389,106
2006-B, due November 12, 2012(a)	$915,500	5.50%	$558,843	$511,127
2006-C, due May 13, 2013(a)	$1,092,200	5.37%	$793,084	$725,506
2007-A, due February 12, 2014(a)	$775,110	5.34%	$735,849	$667,497

				$2,948,636

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
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
     Capitalized financing costs with an unamortized balance of $6.6 million at September 30, 2007 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.8 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceeded certain targets, the specified credit enhancement levels would be increased by increasing the required spread account level.
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. As of September 30, 2007, the Company was in compliance with its agreements with its guarantee insurance providers.

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
     Capitalized financing costs with an unamortized balance of $4.2 million at September 30, 2007 are being amortized over the contractual term of the notes. Capitalized financing costs include $2.9 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
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
     For the nine months ended September 30, 2007, the Company declared and settled through intercompany transactions dividends of $787,500 based on an annual rate of 10.5% to Triad Holdings.
10. Derivative Financial Instruments
     At September 30, 2007, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $710.8 million. These agreements were valued at a loss of $4.0 million at September 30, 2007. This amount, net of margin calls of $3.9 million through September 30, 2007 is included in other assets. Other income for the three and nine months ended September 30, 2007 included $4.3 million and $4.1 million, respectively, in losses on our interest rate swap agreements. Other income for the three and nine months ended September 30, 2006 included $8.1 million and $2.5 million, respectively in losses on our interest rate swap agreements. Goldman, Sachs & Co., an affiliate of one of our equity investors, was the counterparty to all of the Company’s interest rate swap agreements.
11. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company identified certain tax positions for which deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. As a result, the Company reclassified approximately $3.4 million of tax benefit from its deferred tax liability to its FIN 48 current tax liability. There were no material changes to the amount of the Company’s FIN 48 current tax liability during the three or nine months ended September 30, 2007. This amount, if recognized, would have no impact on the Company’s effective tax rate.

     The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At September 30, 2007, the Company had accrued $650,000 for the potential payment of interest in accordance with FIN 48.
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at September 30, 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability should not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
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
     During the third quarter of 2007, the Company entered into a consulting agreement with Carl B. Webb. Under the terms of the agreement, Mr. Webb will provide consulting services to the Company in return for a fee of $250,000 per annum.
     In July 2007, the Company announced that it would be transitioning certain functions from its Huntington Beach, California facility to its North Richland Hills, Texas facility. These functions include loss recovery, remarketing, risk management, human resources and corporate legal. The Company also announced that it would be designating North Richland Hills, Texas as its corporate headquarters. This transition is expected to be substantially completed by the end of 2007. During the third quarter of 2007, the Company took charges totaling $1.7 million related to the transition, of which $1.0 million was accrued at September 30, 2007. The Company expects to take additional charges totaling approximately $5.8 million during the fourth quarter of 2007 related to this transition.
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations totaled $1.0 million and $3.1 million for the three and nine months ended September 30, 2007, respectively. Rental expense charged to operations totaled $1.0 million and $3.1 million for the three and nine months ended September 30, 2006, respectively.

     Future minimum rental commitments under all noncancellable leases at September 30, 2007 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2007	$1,003
2008	$3,342
2009	$3,281
2010	$3,353
2011	$2,535
2012 and thereafter	$2,173
     13. Comprehensive Income
     Comprehensive income for the period indicated is summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Net income	$14,578	$18,958
Other comprehensive income (loss), net
Unrealized holding gains on available for sale securities (net of tax of $902 and $4,893)	1,380	7,494
Net unrealized holding gains reclassified into earnings (net of tax of $3,199, and $198)	(4,899)	(303)

Total other comprehensive income (loss), net	(3,519)	7,191

Comprehensive income	$11,059	$26,149

     The changes in accumulated other comprehensive income for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$9,084	$1,849
Current period change	(3,519)	7,191

Balance, end of period	$5,565	$9,040

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

     The Company recorded compensation expense of $0.3 million and $2.2 million for stock-based employee compensation for the three and nine months ended September 30, 2007, respectively. Compensation expense for the nine months ended September 30, 2007, included a $1.6 million payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date. Compensation expense was $0.8 million during the three and nine months ended September 30, 2006. The Company granted 112,000 and 324,000 options during the three and nine months ended September 30, 2007, respectively. The Company granted 1.0 million options during the nine months ended September 30, 2006. No options were granted during the three months ended September 30, 2006. Since the inception of the plan, no options have been exercised.
     A summary of stock option activity under the Company’s stock option plan for the periods indicated is summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except
	weighted-average
	exercise price )
Outstanding at June 30, 2007	2,975	$7.63
Granted	112	8.46
Canceled	(142)	7.54
Forfeited	(114)	7.57

Outstanding at September 30, 2007	2,831	$7.67

Outstanding at December 31, 2006	2,988	$7.58
Granted	324	8.36
Canceled	(217)	7.54
Forfeited	(264)	7.58

Outstanding at September 30, 2007	2,831	$7.67

Exercisable at September 30, 2007	1,398	$7.60

Weighted-average remaining contractual life in years		8.27

Outstanding at June 30, 2006	3,000	$7.58
Granted	—	—
Canceled	—	—
Forfeited	—	—

Outstanding at September 30, 2006	3,000	$7.58

Outstanding at December 31, 2005	2,000	$7.50
Granted	1,000	7.73
Canceled	—	—
Forfeited	—	—

Outstanding at September 30, 2006	3,000	$7.58

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Components of Revenues and Expenses
     Most of our revenues are generated from the purchase and origination of receivables, other interest income, and securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, other interest income, income related to sales of receivables and other income. We earn financing revenue from contracts we purchase and originate. Other interest income includes: (1) residual interest income on the retained interest in securitized assets we retain from securitization transactions; and (2) income on our restricted cash accounts. Our servicing income includes: (1) the base servicing fee income we receive from the Trusts for servicing the receivables in those Trusts; and (2) the supplemental servicing fee income we receive from servicing the receivables in those Trusts. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders and payment convenience fees. Our other income also includes gains and losses on our interest rate swap agreements and gains and losses related to the repurchase of receivables from gain on sale trusts.
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
Results of Operations
Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006
     Our net loss was $2.5 million for the three months ended September 30, 2007 as compared to net income of $2.4 million for the three months ended September 30, 2006. The decrease in net income was primarily due to lower net interest margin, higher provision for credit losses and higher operating expenses, partially offset by an increase in revenue from other sources. Our results included $4.3 million and $8.1 million in losses on interest rate swap agreements for the three months ended September 30, 2007 and 2006, respectively. Additionally, our results for the three months ended September 30, 2007 included $1.7 million in expenses related to the transition of certain functions to our North Richland Hills, Texas facility.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,809,512	$3,790,230

     Average owned finance receivables increased by 0.5% for the three months ended September 30, 2007 as compared to three months ended September 30, 2007. This increase was due to originations partially offset by repayments and charge-offs. We purchased and originated $381.8 million of auto contracts during the third quarter of 2007 as compared to $623.6 million during the three months ended September 30, 2006. This decrease in originations was primarily due to lower levels of originations in our dealer channel. In response to higher than expected losses on receivables originated during 2006, we modified our contract origination strategy to better manage our credit risk, which resulted in lower volume levels during the last quarter of 2006 and the first nine months of 2007.
     The average new contract size was $19,005 for the three months ended September 30, 2007 as compared to $18,639 for the three months ended September 30, 2006. The average annual percentage rate on contracts purchased and originated was 14.2% and 17.2% during the three months ended September 30, 2007 and 2006, respectively. This decrease was due to an increased concentration of contracts from our direct channel during 2007, which had a lower weighted-average coupon. Our yields were also impacted by the implementation of new proprietary scorecards for the direct channel during the first quarter of 2007, combined with new pricing strategies within the direct channel designed to attract customers with higher expected credit quality. Our proprietary scorecards are designed to enable us to tailor each contract’s pricing to a statistical assessment of the underlying credit risk. We created our credit scoring system from our consumer demographic and portfolio performance databases.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Financing income	$146,925	$153,252
Other interest income	8,339	8,759
Interest expense	(54,771)	(55,482)

Net interest margin	$100,493	$106,529

Annualized financing income as a percentage of average owned finance receivables	15.4%	16.2%

     The 5.7% decrease in net interest margin for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due to a decrease in financing income and other interest income, partially offset by a decrease in interest expense.
     The decrease in financing income was primarily due to increased concentration of contracts from our direct channel during 2007, which had a lower weighted-average coupon. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value, taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $6.6 million and $10.0 million of premium amortization for the three months ended September 30, 2007 and 2006, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, our average yield on receivables for the three months ended September 30, 2007 and 2006 would have been 16.1% and 17.2%, respectively.
     During the first nine months of 2007 and 2006, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables, which is expected to continue in future periods.
     Other interest income decreased to $8.3 million for the three months ended September 30, 2007 as compared to $8.8 million for the three months ended September 30, 2006. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances, partially offset by the realization of $3.1 million in previously unrealized gains on our retained interest in securitized assets, combined with an increase in interest income received on restricted cash accounts.

     The decrease in interest expense was due to lower average debt levels. Our effective cost of funds remained unchanged at 5.9% for the three months ended September 30, 2007 and 2006. Average debt outstanding was $3,734.4 million and $3,772.2 million for the three months ended September 30, 2007 and 2006, respectively.
Provision for Credit Losses
     Our provision for credit losses was $70.1 million for the three months ended September 30, 2007 as compared to $68.2 million for the three months ended September 30, 2006. Our provision for credit losses increased as a result of the increase in size of the portfolio of finance receivables originated subsequent to the Acquisition, an increase in the average age of the portfolio and higher net charge-offs, partially offset by lower net charge-offs on our recent direct channel originations with higher expected credit quality. The increase in net charge-offs is attributable to a number of factors including higher than expected losses on receivables originated during 2006, the impact of a larger percentage of those 2006 receivables reaching the age at which higher delinquencies and losses are more likely to occur and higher mandatory charge-offs.
Servicing Income
     Servicing income decreased to $1.8 million for the three months ended September 30, 2007 as compared to $4.8 million for the three months ended September 30, 2006. Servicing income represents servicing fees and late fees collected on sold receivables. The decrease in servicing income for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily attributable to the declining balance of our sold receivables.
     Other Income
     Other income is summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Customer fees	$4,585	$5,207
Losses on interest rate swap agreements	(4,295)	(8,092)
Other	283	(372)

Other income	$573	$(3,257)

     Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders, payment convenience fees, gains and losses on our interest rate swap agreements and gains and losses related to the repurchase of receivables from gain on sale trusts. Customer fees decreased to $4.6 million for the three months ended September 30, 2007 as compared to $5.2 million for the three months ended September 30, 2006 primarily due to a decrease in late charges collected attributable to rising delinquencies. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.
Expenses
     Operating expenses were $36.7 million for the three months ended September 30, 2007 as compared to $35.9 million for the three months ended September 30, 2006. The $0.8 million increase in operating expenses for the three months ended September 30, 2007 as compared to 2006 was primarily due to $1.7 million in expenses related to the transition of certain functions to our North Richland Hills, Texas facility. Annualized operating expenses as a percentage of average total managed receivables were 3.6% for the three months ended September as compared to 3.3% for the three months ended September 30, 2006.

Income Taxes
     We recognized an income tax benefit of $1.5 million for the three months ended September 30, 2007 as compared to tax expense of $1.6 million for the three months ended September 30, 2006. Our effective income tax rate was (38.4%) and 39.5% for the three months ended September 30, 2007 and 2006, respectively. This decrease was due to the impact of permanent differences on our effective tax rate.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006
     Our net income was $14.6 million for the nine months ended September 30, 2007 as compared to $19.0 million for the nine months ended September 30, 2006. The decrease in net income was primarily due to a higher provision for credit losses, a decline in revenue from other sources and higher operating expenses partially offset by higher net interest margin. Our results included $4.1 million and $2.5 million in losses on interest swap agreements for the nine months ended September 30, 2007 and 2006, respectively. Additionally, our results for the nine months ended September 30, 2007 included $1.7 million in expenses related to the transition of certain functions to our North Richland Hills, Texas facility.
     Net Interest Margin
     Our average owned finance receivables outstanding are summarized as follows:

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,874,214	$3,340,870

     Average owned finance receivables increased by 16.0% for the nine months ended September 30, 2007 as compared to 2006. This increase was primarily attributable to an increased level of loan originations during 2006. We purchased and originated $1,044.5 million of contracts during the first nine months of 2007 as compared to $2,211.8 million during the nine months ended September 30, 2006. This decrease in originations was due to lower levels of originations in our dealer channel. In response to higher than expected losses on receivables originated during 2006, we modified our contract origination strategy to better manage our credit risk, which resulted in lower volume levels during the last quarter of 2006 and the first nine months of 2007.
     The average new contract size was $18,823 for the nine months ended September 30, 2007 as compared to $18,643 for the nine months ended September 30, 2006. The average annual percentage rate on contracts purchased and originated was 14.5% and 17.3% during the nine months ended September 30, 2007 and 2006, respectively. This decrease was due to an increased concentration of contracts from our direct channel during 2007, which had a lower weighted-average coupon. Our yields were also impacted by the implementation of new proprietary scorecards for the direct channel during the first quarter of 2007, combined with new pricing strategies within the direct channel designed to attract customers with higher expected credit quality.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Financing income	$449,729	$384,054
Other interest income	25,239	27,199
Interest expense	(165,345)	(144,259)

Net interest margin	$309,623	$266,994

Annualized financing income as a percentage of average owned finance receivables	15.5%	15.3%

     The 16.0% increase in net interest margin for the nine months ended September 30, 2007 as compared to 2006 was due to an increase in financing income, partially offset by an increase in interest expense and a decrease in other interest income.
     The increase in financing income was due to both an increase in our average owned receivables and an increase in our average yield on receivables. The increase in our average yield on receivables to 15.5% for the nine months ended September 30, 2007 from 15.3% in for the nine months ended September 30, 2006 was primarily due to a lower level of premium amortization for the nine months ended September 30, 2007 as compared with 2006. Financing income was reduced by $24.2 million and $45.4 million of premium amortization for the nine months ended September 30, 2007 and 2006, respectively, related to our predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts. Excluding the premium amortization, the average yield on receivables for the nine months ended September 30, 2007 and 2006 would have been 16.3% and 17.1%, respectively.
     Other interest income decreased to $25.2 million for the nine months ended September 30, 2007 as compared to $27.2 million for the nine months ended September 30, 2006. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances, partially offset by $3.0 million in gains on our retained interest in securitized assets that were realized upon the exercise of the clean-up call of receivables from a gain on sale trust, the realization of $5.1 million of previously unrealized gains on our retained interest in securitized assets and an increase in interest income received on restricted cash accounts.
     The increase in interest expense was due to both higher average debt levels and a higher cost of funds. Our effective cost of funds was 5.8% for the nine months ended September 30, 2007 as compared to 5.6% for the nine months ended September 30, 2006. This increase in our effective cost of funds was primarily due to higher interest rates on our 2006 and 2007 securitization transactions. Average debt outstanding was $3,803.9 million and $3,425.8 million for the nine months ended September 30, 2007 and 2006, respectively.
Provision for Credit Losses
     Our provision for credit losses was $193.0 million for the nine months ended September 30, 2007 as compared to $163.2 million for the nine months ended September 30, 2006. Our provision for credit losses increased as a result of the increase in size of the portfolio of finance receivables originated subsequent to the Acquisition, an increase in the average age of the portfolio and higher net charge-offs, partially offset by lower net charge-offs on our recent direct channel originations with higher expected credit quality. The increase in net charge-offs is attributable to a number of factors including higher than expected losses on receivables originated during 2006, the impact of a larger percentage of those 2006 receivables reaching the age at which higher delinquencies and losses are more likely to occur and higher mandatory charge-offs.
Servicing Income
     Servicing income decreased to $6.8 million for the nine months ended September 30, 2007 as compared to $18.1 million for the nine months ended September 30, 2006. The decrease in servicing income for the nine months ended September 30, 2007 as compared to 2006 was primarily attributable to the declining balance of our sold receivables.
Other Income
     Other income is summarized as follows:

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Customer fees	$15,118	$14,978
Losses on interest rate swap agreements	(4,077)	(2,528)
Other	(1,872)	591

Other income	$9,169	$13,041

          Customer fees increased to $15.1 million for the nine months ended September 30, 2007 as compared to $15.0 million for the nine months ended September 30, 2006 primarily due to higher owned receivable balances, partially offset by a decrease in late charges collected attributable to rising delinquencies. Our interest rate swap agreements are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Other income decreased to an expense of $1.9 million for the nine months ended September 30, 2007 as compared to income of $0.6 million for the nine months ended September 30, 2006 primarily due to a $2.9 million loss recorded on the repurchase of receivables from a gain on sale trust during the first quarter of 2007.
Expenses
     Operating expenses were $107.9 million for the nine months ended September 30, 2007 as compared to $103.8 million for the first nine months of 2006. The $4.1 million increase in operating expenses for the nine months ended September 30, 2007 as compared to 2006 was due to higher levels of compensation and employee benefits and advertising expenses. Additionally, operating expenses for the nine months ended September 30, 2007 included $1.7 million in expenses related to the transition of certain functions to our North Richland Hills, Texas facility and a $1.6 million payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date. Operating expenses for the nine months ended September 30, 2006 included a $2.0 million charge associated with sale of extended service contracts. Annualized operating expenses as a percentage of average total managed receivables were 3.4% for the nine months ended September 30, 2007 as compared to 3.3% for the nine months ended September 30, 2006.
Income Taxes
          Income tax expense was $10.1 million for the nine months ended September 30, 2007, as compared to $12.2 million for the nine months ended September 30, 2006. Our effective income tax rate was 41.0% and 39.1% for the nine months ended September 30, 2007 and 2006, respectively. Income tax expense for the nine months ended September 30, 2007 included $650,000 recognized for the potential payment of interest in accordance with FIN 48.
Credit Quality
          We provide financing to relatively high-risk credit segments, and, therefore, anticipate a corresponding higher level of delinquencies and charge-offs.
          Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses on the balance sheet at a level considered adequate to cover incurred credit losses related to held for investment receivables as of the date of the balance sheet. Receivables held for investment are charged-off to the allowance for credit losses at the earlier of repossession of the collateral or when the account is otherwise deemed uncollectible. Predecessor finance receivables held for investment were adjusted to fair market value in connection with the purchase transaction taking into account future expected credit losses and a required rate of return commensurate with the associated risk.
          The following table presents certain data related to our owned finance receivables:

	At September 30,	At December 31,
	2007	2006
	(Dollars in thousands)
Finance receivables held for investment	$3,158,667	$3,045,938
Allowance for credit losses	(222,527)	(195,000)

Finance receivables held for investment, net of allowance	2,936,140	2,850,938

Allowance for credit losses as a percentage of receivables	7.0%	6.4%

Predecessor finance receivables held for investment, net	551,358	849,246
Finance receivables repurchased from gain on sale trusts, net	61,381	62,659

Total owned finance receivables held for investment, net	$3,548,879	$3,762,843

     The increase in the allowance for credit losses as a percentage of receivables at September 30, 2007 as compared to December 31, 2006 was due to the continued aging of our owned finance receivables held for investment and our higher than expected losses on receivables originated in 2006. As of September 30, 2007 and December 31, 2006, finance receivables held for investment are aged, on a weighted average basis, 12.7 months and 8.0 months, respectively.
     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At September 30,		At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$329,192	8.6%	$269,861	6.7%
Greater than 60 days	138,137	3.6	97,332	2.4

	467,329	12.2	367,193	9.1
In repossession	19,148	0.5	17,072	0.4

	$486,477	12.7%	$384,265	9.5%

     Delinquencies in our receivables portfolio may vary from period to period based upon the average age, or seasoning of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were higher at September 30, 2007 as compared to December 31, 2006 due, in part, to an increase in the average age of our portfolio. Specifically, as the receivables originated in 2006 increase in age, a larger percentage of that vintage is reaching the stage at which higher delinquencies and losses are more likely to occur. The Company has been and continues to investigate additional reasons for the increase in delinquencies, which may include macroeconomic factors, servicing practices and credit characteristics of the portfolio.
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
     Payment extensions as a percentage of owned finance receivables outstanding are summarized as follows:

	At September 30,	At December 31,
	2007	2006
	Percent	Percent
Never extended	76.7%	83.3%
Extended:
1-2 times	22.9%	16.4%
3-4 times	0.4%	0.3%

Total extended	23.3%	16.7%

Total	100.0%	100.0%

     As the finance receivables portfolio ages, more accounts become eligible for extensions. Payment extensions as a percentage of total owned finance receivables increased to 23.3% at September 30, 2007 compared with 16.7% at December 31, 2006, mainly driven by an increase in 1-2 times payment extensions, which increased to 22.9% at

September 30, 2007, as compared to 16.4% at December 31, 2006. We have guidelines concerning when accounts become eligible for extensions, including a requirement that the borrower has made a minimum of six installment payments. At September 30, 2007, nearly all of the finance receivable accounts originated during 2006 were extension-eligible. As a result, a greater proportion of extensions were granted on accounts originated in 2006 than to those accounts originated in other years. This factor, as well as the increase in the average age of the overall portfolio, contributed to the increase in the number of extensions granted. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Repossession charge-offs	$98,066	$82,225
Less: Sales proceeds and recoveries	(54,846)	(44,777)
Mandatory charge-offs(1)	40,814	24,018

Net charge-offs(2)	$84,034	$61,466

Annualized net charge-offs as a percentage of average total owned receivables outstanding	8.8%	6.5%
Sales proceeds and recoveries as a percentage of charge-offs	39.5%	42.1%

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Repossession charge-offs	$279,875	$182,645
Less: Sales proceeds and recoveries	(171,767)	(110,686)
Mandatory charge-offs(1)	101,491	51,417

Net charge-offs(2)	$209,599	$123,376

Annualized net charge-offs as a percentage of average total owned receivables outstanding	7.2%	4.9%
Sales proceeds and recoveries as a percentage of charge-offs	45.0%	47.3%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables to 8.8% and 7.2% for the three and nine months ended September 30, 2007 as compared to 6.5% and 4.9% for the three and nine months periods ended September 30, 2006 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age of our portfolio, higher than expected credit losses on receivables originated in 2006 and higher mandatory charge-offs. The increase in mandatory charge-offs was due to, among other things, an increase in the average days to repossess, which resulted in a greater percentage of accounts reaching 120 days’ delinquency prior to the recovery of the collateral. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.
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
     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,809,512	$3,790,230
Average sold finance receivables	245,637	674,910

Average total managed finance receivables	$4,055,149	$4,465,140

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,874,214	$3,340,870
Average sold finance receivables	314,420	844,274

Average total managed finance receivables	$4,188,634	$4,185,144

Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Financing income and customer fees	$161,541	$196,356
Interest expense	(59,667)	(69,100)

Net interest margin	$101,874	$127,256

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Financing income and customer fees	$520,686	$550,937
Interest expense	(174,935)	(167,006)

Net interest margin	$345,751	$383,931

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$100,493	$106,529
Other interest income	(8,339)	(8,759)
Financing revenue on sold receivables	3,429	27,945
Interest expense on sold receivables	(601)	(5,526)
Losses on interest rate swaps	(4,295)	(8,092)
Premium amortization	6,602	9,952
Customer fees	4,585	5,207

Total managed net interest margin	$101,874	$127,256

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$309,623	$266,994
Other interest income	(25,239)	(27,199)
Financing revenue on sold receivables	31,617	106,536
Interest expense on sold receivables	(5,513)	(20,219)
Losses on interest rate swaps	(4,077)	(2,528)
Premium amortization	24,222	45,369
Customer fees	15,118	14,978

Total managed net interest margin	$345,751	$383,931

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months
	Ended
	September 30,
	2007	2006
	(Dollars in
	Thousands)
Annualized finance income and customer fees	15.9%	17.6%
Annualized interest expense	(5.9)	(6.2)

Annualized net interest margin as a percentage of average total managed receivables	10.0%	11.4%

	For the Nine Months
	Ended
	September 30,
	2007	2006
	(Dollars in
	Thousands)
Annualized finance income and customer fees	16.6%	17.6%
Annualized interest expense	(5.6)	(5.3)

Annualized net interest margin as a percentage of average total managed receivables	11.0%	12.3%

     Annualized net interest margin as a percentage of average total managed receivables decreased to 10.0% and 11.0% for the three and nine months ended September 30, 2007, respectively, as compared to 11.4% and 12.3% for the three and nine months ended September 30, 2006, respectively. This decrease was mainly due to a greater volume of loans in our direct channel to customers with higher expected credit quality. The changes in interest expense was primarily due to higher interest rates in our 2006 and 2007 securitization transactions partially offset by the impact of losses on our interest rate swap agreements . Excluding losses on our interest rate swaps, annualized net interest margin as a percentage of average total managed receivables would have been 10.5% and 11.1%, for the three and nine months ended September 30, 2007, respectively, and 12.1% and 12.3% for the three and nine months ended September 30, 2006, respectively.
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
     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At September 30, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$3,829,311	$—	$3,829,311
Sold finance receivables	—	222,874	222,874

Total managed finance receivables	$3,824,311	$222,874	$4,052,185

Number of outstanding contracts	264,167	29,502	293,669

Average principal amount of outstanding contracts (in dollars)	$14,496	$7,555	$13,798

	At December 31, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$4,032,551	$—	$4,032,551
Sold finance receivables	—	484,818	484,818

Total managed finance receivables	$4,032,551	$484,818	$4,517,369

Number of outstanding contracts	264,559	55,802	320,361

Average principal amount of outstanding contracts (in dollars)	$15,243	$8,688	$14,101

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At September 30, 2007
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$329,192	8.6%	$27,256	12.2%	$356,448	8.8%
Greater than 60 days	138,137	3.6	10,739	4.8	148,876	3.7

	467,329	12.2	37,995	17.0	505,324	12.5
In repossession	19,148	0.5	2,439	1.1	21,587	0.5

	$486,477	12.7%	$40,434	18.1%	$526,911	13.0%

	At December 31, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$269,861	6.7%	$51,827	10.7%	$321,688	7.1%
Greater than 60 days	97,332	2.4	17,970	3.7	115,302	2.6

	367,193	9.1	69,797	14.4	436,990	9.7
In repossession	17,072	0.4	4,819	1.0	21,891	0.5

	$384,265	9.5%	$74,616	15.4%	$458,881	10.2%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Delinquencies for our total managed portfolio were higher at September 30, 2007 as compared to December 31, 2006 due, in part, to an increase in the average age of our portfolio. Specifically, as the receivables originated in 2006 increase in age, a larger percentage of that vintage is reaching the stage at which higher delinquencies and losses are more likely to occur. The Company has been and continues to investigate additional reasons for the increase in delinquencies, which may include macroeconomic factors, servicing practices and credit characteristics of the portfolio.
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

     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At September 30, 2007
	Owned	Sold	Total Managed
Never extended	76.7%	47.6%	75.1%
Extended:
1-2 times	22.9%	46.9%	24.2%
3-4 times	0.4%	5.5%	0.7%

Total extended	23.3%	52.4%	24.9%

Total	100.0%	100.0%	100.0%

	At December 31, 2006
	Owned	Sold	Total Managed
Never extended	83.3%	53.1%	80.1%
Extended:
1-2 times	16.4%	43.8%	19.3%
3-4 times	0.3%	3.1%	0.6%

Total extended	16.7%	46.9%	19.9%

Total	100.0%	100.0%	100.0%

     As the total managed finance receivables portfolio ages, more accounts become eligible for extensions. We have guidelines concerning when accounts become eligible for extensions, including a requirement that the borrower has made a minimum of six installment payments. At September 30, 2007, nearly all of the finance receivable accounts originated during 2006 were extension-eligible. As a result, a greater proportion of extensions were granted on accounts originated in 2006 than to those accounts originated in other years. This factor, as well as the increase in the average age of the overall portfolio, contributed to the increase in the number of extensions granted. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. At September 30, 2007 and December 31, 2006, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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

     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Owned:
Repossession charge-offs	$98,066	$82,225
Less: Sales proceeds and recoveries	(54,846)	(44,777)
Mandatory charge-offs(1)	40,814	24,018

Net charge-offs(2)	$84,034	$61,466

Sold:
Charge-offs	$11,019	$26,087
Less: Sales proceeds and recoveries	(6,122)	(11,914)
Mandatory charge-offs(1)	—	—

Net charge-offs	$4,897	$14,173

Total Managed:
Repossession charge-offs	$109,085	$108,312
Less: Sales proceeds and recoveries	(60,968)	(56,691)
Mandatory charge-offs(1)	40,814	24,018

Net charge-offs	$88,931	$75,639

Annualized net charge-offs as a percentage of average total managed receivables outstanding	8.8%	6.8%
Sales proceeds and recoveries as a percentage of charge-offs	40.7%	42.8%

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Owned:
Repossession charge-offs	$279,875	$182,645
Less: Sales proceeds and recoveries	(171,767)	(110,686)
Mandatory charge-offs(1)	101,491	51,417

Net charge-offs(2)	$209,599	$123,376

Sold:
Charge-offs	$34,152	$87,809
Less: Sales proceeds and recoveries	(18,654)	(45,404)
Mandatory charge-offs(1)	—	—

Net charge-offs	$15,498	$42,405

Total Managed:
Repossession charge-offs	$314,027	$270,454
Less: Sales proceeds and recoveries	(190,421)	(156,090)
Mandatory charge-offs(1)	101,491	51,417

Net charge-offs	$225,097	$165,781

Annualized net charge-offs as a percentage of average total managed receivables outstanding	7.2%	5.3%
Sales proceeds and recoveries as a percentage of charge-offs	45.8%	48.5%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average total managed finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average total managed finance receivables to 8.8% and 7.2% for the three and nine months ended September 30, 2007, respectively, as compared to 6.8% and 5.3% for the three and nine months ended September 30, 2006, respectively, was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age of our portfolio, higher than expected credit losses on receivables originated in 2006 and higher mandatory charge-offs. The increase in mandatory charge-offs was due to, among other things, an increase in the average days to repossess which resulted in a greater percentage of accounts reaching 120 days’ delinquency prior to the recovery of the collateral. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.
Liquidity and Capital Resources
General
     Our primary sources of cash are borrowings on our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Our primary uses of cash are purchases of receivables, operating costs and expenses and funding credit enhancement requirements for securitization transactions and debt service requirements.
     Net cash provided by operating activities was $228.1 million and $179.8 million during the nine months ended September 30, 2007 and 2006, respectively. Cash flows from operating activities are affected by net income as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, accretion of present value discount and deferred income taxes. The $228.1 million of cash flows provided by operating activities for the nine months ended September 30, 2007 was primarily due to $14.6 million of net income adjusted by $193.0 million of provision for credit losses. The $179.8 million of cash flows provided by operating activities for the nine months ended September 30, 2006 was primarily due to $19.0 million of net income adjusted by $163.2 million of provision for credit losses.
     Net cash provided by (used in) investing activities was $38.7 million and ($1,390.1) million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the nine months ended September 30, 2007, net cash provided by investing activities included $1,130.2 million in collections on finance receivables held for investment, offset by $1,054.9 million related to purchases of finance receivables held for investment and $93.7 million related to repurchases from a gain on sale trust. During the nine months ended September 30, 2006, net cash used in investing activities included $2,223.1 million in purchases of finance receivables held for investment and $131.0 million in repurchases from a gain on sale trust partially offset by $941.3 million in collections on finance receivables held for investment.
     Net cash (used in) provided by financing activities was ($271.3) million and $1,217.8 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $271.3 million of cash used in financing activities for the nine months ended September 30, 2007 was due to $1,084.7 million in payments on securitization notes, and $30.0 million in redemption of preferred stock partially offset by $775.1 million in issuance of securitization notes. Additionally, we elected to repay $57.0 million on our residual credit facilities during the nine months ended September 30, 2007. The $1,217.8 million of cash provided by financing activities for the nine months ended September 30, 2006 was due to $1,737.9 million in proceeds from issuance of securitization notes, partially offset by $800.3 million in payments on securitization notes.
     At September 30, 2007, we had two warehouse lending facilities, each with a different lender, and two residual facilities, each with one of the lenders under our warehouse facilities. We used borrowings under these facilities initially to fund a portion of the purchase price of the Acquisition and to repay amounts due to Ford Credit. The warehouse facilities fund most of our ongoing origination and acquisition of contracts, and the residual facilities provide us with working capital. Special purpose subsidiaries are the borrowers under these facilities. The termination dates for the two warehouse facilities are different, as are the termination dates for the two residual facilities. However, for each lender, the warehouse facility and residual facility terminate on the same date.
     The Company’s warehouse and residual loan facilities with Goldman Sachs Mortgage Company, due October 2007, were paid off on October 26, 2007. The funds necessary to pay off the facilities were obtained through the transfer of collateral to, and simultaneous additional advances on the Company’s other warehouse and residual facilities, due April 2009. The Company has requested and received a temporary increase in its other warehouse facility. Additionally, the Company has selected another warehouse lender and is currently working with that lender to document the transaction. The Company expects to have this additional facility in place by the end of the fourth quarter.
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
Securitizations
     We completed eleven auto receivables securitization transactions from August 2002 through September 30, 2007. In these transactions, we securitized approximately $10.2 billion of automobile receivables, issuing $9.3 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our previous intercompany credit facility with Ford Credit and our existing warehouse facilities.
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
     At September 30, 2007, none of our securitizations had delinquency or net loss ratios in excess of the targeted levels that would require an increase in credit enhancement and diversion of excess cash flow. Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. If that occurred, we could be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.
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
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on their evaluation, they have concluded that the disclosure controls and procedures were effective.

     No changes were made in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).*

10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

EXHIBIT
NO.	DESCRIPTION

10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.13	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.14	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

EXHIBIT
NO.	DESCRIPTION

10.15	Consulting agreement dated as of July 31, 2007, between the Company and Carl B. Webb. +

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification).+

31.2	Certification of Principal Financial Officer (Section 302 Certification).+

32	Certification of Periodic Financial Report (Section 906 Certification).+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 9, 2007	/s/ Daniel D. Leonard
Daniel D. Leonard
President & Chief Executive Officer

Date: November 9, 2007	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)).*

10.3	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.4	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

EXHIBIT
NO.	DESCRIPTION

10.5	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.9	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.13	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.14	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

EXHIBIT
NO.	DESCRIPTION

10.15	Consulting agreement dated as of July 31, 2007, between the Company and Carl B. Webb. +

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification).+

31.2	Certification of Principal Financial Officer (Section 302 Certification).+

32	Certification of Periodic Financial Report (Section 906 Certification).+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith