Form 10-K
period 2007-12-31
TRIAD FINANCIAL CORP
filed 2008-03-28
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 333-126538

TRIAD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California (State of Incorporation)	33-0356705 (IRS Employer Identification No)
7711 Center Avenue, Suite 200 Huntington Beach, California	92647 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

As of March 14, 2008, the registrant had 9,069 shares of common stock outstanding all of which were owned by the registrant’s parent Triad Holdings Inc.

i

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this annual report, including without limitation, statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the Company or the Management, are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include, but are not limited to:

•	our ability to make payments of principal and interest on, or refinance, our substantial indebtedness;

•	our reliance on our warehouse and residual facilities, securitization program and credit enhancement arrangements;

•	our ability to generate significant amounts of cash to service our debt and fund our operations;

•	loss of contractual servicing rights;

•	general economic and business conditions, including wholesale auction values and interest rates;

•	our exposure to the risk of increases in defaults and prepayments of contracts purchased and held by us prior to their securitization and the subsequent performance of receivables held in securitization trusts;

•	changes in the delinquency, default and loss rates on the receivables included in each securitization trust;

•	failure to implement our business strategy;

•	the high degree of risk associated with non-prime borrowers;

•	our ability to successfully compete in our industry;

•	our ability to maintain the material licenses and permits required for our operations; and

•	other risks identified in this annual report under the caption “Risk Factors.”

Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

Triad Financial Corporation (the “Company”) was incorporated as a California corporation on May 19, 1989. We engage primarily in the business of purchasing and servicing automobile retail installment sales contracts originated by automobile dealers located throughout the United States. We also originate automobile loans directly to consumers. In this document, we collectively refer to these retail installment sales contracts and loans as “contracts.” We specialize in providing financing to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers.

We are a national automobile finance company with more than 18 years experience in the automobile finance industry. We provide financing to consumers for purchases of new and used automobiles through dealer and direct channels. In our dealer channel, we purchase automobile installment contracts from our active network of approximately 4,300 franchised and select independent automobile dealerships located in 37 states. In our direct channel, we provide financing directly to consumers who are referred to us by internet-based consumer finance marketing and finance companies or who contact us directly via our RoadLoans.com website. Our direct lending operations are currently licensed to do business in 47 states. We originated $1,346.5 million, $2,650.3 million and $1,880.2 million of contracts during the years ended December 31, 2007, 2006 and 2005, respectively. We managed a portfolio of approximately $3,868.6 million of contracts at December 31, 2007.

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

We accumulate the contracts we finance until we have a sufficiently large group of contracts that we can subsequently securitize. In a securitization transaction, we sell eligible contracts to a trust, which then issues asset-backed securities that are sold to investors. The proceeds of the securitization are used to repay our warehouse facilities, providing additional funds to originate new contracts. We also service our contracts, both prior to and after securitization, through our servicing group, which performs customer service, contract and payment processing functions and monitors repossessions and remarketing functions.

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

Our administrative offices are located at 7711 Center Avenue, Suite 200, Huntington Beach, California 92647 and our telephone number is (714) 373-8300. Our website address is www.triadfinancial.com. All reports filed under the Securities Exchange Act of 1934 are available on our website. Our website and the information included therein are not part of this annual report. As used herein, the terms “Company”, “we”, “us” and “our” refer collectively to Triad Financial Corporation.

History of Triad

We were formed in 1989 and originally focused on prime lending and automobile leasing. In 1993, we shifted our focus entirely to non-prime lending. In 1998, we became a subsidiary of ContiFinancial Corporation, a consumer and commercial finance company. In June 1999, we were acquired by a subsidiary of Ford Motor Company. From June 1999 until the Acquisition, we operated independently as a wholly-owned subsidiary of Ford Motor Company. We have grown our total managed receivables from approximately $849.6 million at December 31, 1999 to approximately $3.9 billion at December 31, 2007.

Our Competitive Strengths

We believe we have meaningful competitive advantages that allow us to compete effectively in the non-prime automobile finance market in the United States. Our key competitive strengths are:

Sourcing Customers Through Dealer and Direct Channels.  We originate contracts through both dealer and direct origination channels. Throughout 2007, we purchased contracts indirectly from dealers located in 37 states throughout the country from our operations center in North Richland Hills, Texas. Those aspects of our dealer origination business that require a local market presence are performed by regional and area sales managers and representatives who solicit new dealers and ongoing applications and facilitate communication between dealers and our production teams without requiring us to lease physical office space for these functions. We operate in markets in which we believe we can achieve targeted returns.

Our direct origination activities are centralized in our North Richland Hills, Texas facility and serve consumers in 47 states. We receive a majority of direct applications through referrals from third-party business partners, which are internet-based consumer finance marketing and finance companies. The balance are received through our website, www.RoadLoans.com. We offer consumers financing for use in refinancing an existing contract, purchasing a leased vehicle or purchasing a car from a private party or a franchised dealer, in each case, on terms that are consistent with our dealer program. We launched our direct origination business in 2000 and for the year ended December 31, 2007, 62.0% of all our originations were generated through our direct channel.

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

Managing Our Portfolio Through Technology and Best Practices.  Our centralized portfolio management group continuously develops and monitors collection strategies for our contracts in order to improve portfolio performance. We establish goals regarding delinquent accounts on a monthly basis, develop strategic initiatives for the collections processes and actively manage account handling to maximize account collections and reduce operating expenses. All portfolio management services are conducted from our offices in North Richland Hills, Texas.

Developing Significant Funding and Liquidity Sources.  Throughout most of 2007, we had two committed warehouse facilities and two committed residual facilities collectively providing us with ongoing availability to borrow up to $1,500.0 million in the aggregate, subject to borrowing base limitations and renewal. On October 26, 2007, the Company’s $750.0 million warehouse and residual facilities with Goldman

Sachs Mortgage Company, due October 2007, were paid off. On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provides up to $500.0 million of funding for automobile retail installment sales contract receivables originated or purchased by us.

Since August 2002, we have securitized $10.9 billion of contracts in one private and eleven public offerings of asset-backed securities. We securitized $847.1 million of receivables in May 2007 and $670.4 million of receivables in November 2007.

Based on our anticipated level of originations, we believe our cash flow from operations, available cash and available borrowings under our warehouse and residual facilities will provide us with sufficient liquidity to fund contract originations on an interim basis until a sufficient amount of receivables can be pooled together for subsequent securitizations. However, the unprecedented disruptions that we have been experiencing in the asset-backed securitization markets, particularly those involving non-prime and sub-prime borrowers, may require us to adjust our origination goals.

Our Business Strategy

Our goals are to maximize profitability through risk-based pricing and measured growth and create superior relationships with dealers and other business partners. To accomplish these objectives, we employ the following strategies:

Disciplined Growth in Dealer and Direct Channels.  We plan to continue to pursue originations of contracts that meet our underwriting standards and profitability targets in both our dealer and direct channels.

•	Dealer Channel. The overall slowdown in the market, coupled with the initiatives we undertook in 2007 to provide better accessibility to our dealer customers, provide us with an opportunity to significantly increase the credit quality of the contracts we purchase. Although we decreased our overall dealer base throughout 2007, we were able to maintain a steady level of production among borrowers who appear to have better credit characteristics. We plan to continue to expand on this initiative, and selectively enroll new dealers who prefer this hands-on approach.

•	Direct Channel. As the awareness and growth of the internet increases, we believe that the credit applicants will use the internet with increasing frequency in the selection of auto finance providers. In 2007, we increased our marketing efforts to enhance the brand awareness of our direct lending brand, www.RoadLoans.com, through media campaigns and sponsorship of a NASCAR team. We have expanded this relationship in 2008, with a goal of increasing volume from applications received directly through our website, www.RoadLoans.com, as well as volume from repeat RoadLoans customers. We will continue to evaluate our relationships with our business partners, as we look to maintain and strengthen relationships with those who provide us with a steady stream of qualified applicants.

Enhancement of Scoring Models with New Data.  We will continue to review and enhance our proprietary credit scoring models on an ongoing basis by validating our proprietary scorecards through the comparison of actual versus projected performance by score and incorporating data we derive in our lending business. We plan to update our scorecards periodically based on this new information and our correlations relating to receivables performance in an effort to effectively manage our contract origination processes and manage our credit risk. We have derived our proprietary scorecards independently over time and will continue to refine them. Based in part on enhancements to our credit scoring models implemented in December 2001, we have decreased our overall net charge-offs as a percentage of average total managed receivables from 8.6% in 2002, to 6.1% in 2005 and 5.8% in 2006. Net charge-offs as a percentage of total managed receivables increased to 8.0% in 2007 due to higher than expected credit losses on receivables originated after the acquisition. We introduced our third generation scorecard for our dealer channel in December 2005 and our first direct channel scorecard in January 2007. These scorecards were created based on our consumer demographic and portfolio performance databases. While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Other factors, including adverse determinations in evaluating contracts for purchase and national or regional economic conditions could negatively affect the credit quality of our receivables portfolio.

Portfolio and Account Management Improvement.  We continue to develop and implement enhancements to our collection process and improve information reporting to management and staff with the objective of operating efficiently while continuing to improve our contract performance. These enhancements include implementing and refining automatic dialer functionality to increase the effectiveness of calls to delinquent customers, adding call optimization capabilities to increase the probability of reaching delinquent customers when called. In 2006, we began utilizing new credit scorecards with statistically-assessed behavioral scoring information to project the relative probability that individual accounts will default, which gave us the ability to devote additional resources to those accounts.

Diversification of Funding Sources Throughout most of 2007, we relied on two warehouse facilities and two residual facilities, with aggregate commitments to fund up to $1,500.0 million, subject to borrowing base limitations. On October 26, 2007, the Company’s $750.0 million warehouse and residual facilities with Goldman Sachs Mortgage Company, due October 2007, were paid off. On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provides up to $500.0 million of funding for automobile retail installment sales contract receivables originated or purchased by us. Our warehouse facility with Barclays and our warehouse and residual facility with Citigroup Global Markets Realty Corp. have multi-year terms and staggered maturity dates to enable us to maintain liquidity over time. We plan to continue to seek out additional providers of financial guaranty insurance in our securitization transactions and will continue to explore other forms of securitization financing, including transactions structured without reliance on financial guaranty insurance.

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

Dealer Channel Marketing.  In our capacity as an indirect sales finance company, we focus our marketing activities on automobile dealerships, primarily manufacturer franchised dealerships. We select these dealers based on the type of vehicles sold and the extent of their non-prime loan activity. We will purchase contracts from non-franchise dealers if we are satisfied with their financial strength and stability. We prefer to finance late-model low-mileage used vehicles and moderately priced new vehicles. Approximately 86% of the retail installment sales contracts we purchased in 2007 were originated by manufacturer franchised dealers and 14% by select independent dealers. During 2007, we purchased retail installment sales contracts from approximately 4,300 dealers. No dealer location accounted for more than 0.3% of the total volume of retail installment sales contracts.

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

Direct Channel Marketing.  Our direct channel, or “RoadLoans,” marketing initiatives include standard web methods of advertising such as opt-in email, where customers elect to receive email messages from us, search engine optimization and search engine pay-per-click advertising. In addition, we contract with several loan business partners such as LendingTree.com and have contractual relationships with numerous marketing companies similar to LendingTree. We also work with online banking institutions, which refer customers to us whose credit profiles do not meet their credit policies and procedures. We have also been increasing our print, radio and television marketing efforts in order to increase the brand awareness of our direct lending brand, www.RoadLoans.com. In 2007, we undertook a partial sponsorship of a NASCAR team to increase brand awareness among that sports’ spectators.

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

We endeavor to refine our proprietary scorecards based on new information and identify correlations relating to contract performance. We expect to introduce a new scorecard for use in both channels in mid-2008.

While we employ a credit scoring system in the credit approval process, credit scoring does not eliminate credit risk. Other factors, including adverse determinations in evaluating contracts for purchase and national or regional economic conditions could negatively affect the credit quality of our receivables portfolio.

Dealer Channel Approval Process.  Production personnel have a specific credit authority based upon their experience and historical contract portfolio results as well as established credit scoring parameters. Our application processing includes controls designed to ensure that credit decisions comply with our credit scoring strategies and underwriting policies and procedures.

All of our credit applications are received electronically from dealers and automatically entered into our loan origination system, which accesses a credit bureau report and computes a credit score.

Our underwriting and collateral guidelines, including credit scoring parameters, form the basis for the credit decision. A designated credit officer must approve any exceptions to credit policies. After completion of the credit analysis, an underwriter makes a final decision regarding the application: approval, conditional approval or rejection. A conditional approval is an agreement by us to purchase the contract under certain specific conditions as determined by us. Once a dealer chooses the company as its funding source, it assembles the contract package in accordance with our requirements.

Upon receipt of contract packages, we verify certain applicant income, employment and residency information when required by our credit policies. We also scan the primary contract documentation to create electronic images and forward the originals to our off-site vendor for storage.

The contract processing department reviews the contract packages for proper documentation and regulatory compliance. We attempt to maintain a two-day turn-around time from the date we receive a complete funding package until we purchase the contract from the dealer. All contract purchases are without recourse to the selling dealers. However, the dealer makes certain representations as to the validity of the contract and compliance with certain laws, and indemnifies us against any claims, defenses and set-offs that may be asserted against us because of the acts or omissions of the dealer, among other things. Funding packages with deficiencies are not funded and are returned to the submitting dealer. Pursuant to our agreement with our dealers, a dealer is required to apply for a certificate of title reflecting our first lien security interest in the automobile that was financed. All of our contracts are fully amortizing with substantially equal monthly installments and substantially all of our contracts originated in the dealer channel contain interest rates computed using a simple interest calculation.

Direct Channel Approval Process.  Our direct channel provides customers with financing that may be used to refinance existing vehicle loans, purchase leased vehicles or purchase automobiles from a private party or a franchised dealer. We offer these programs to consumers in most states through our relationships with loan business partners, which are internet-based consumer finance marketing and finance companies that have online lending and application generation sources. We also receive applications through our own website, www.RoadLoans.com.

Consumers complete a credit application online, and submit the application to RoadLoans or one of our business partners via the internet. Upon receipt, we enter application data into our loan origination system, which screens the applicants’ state of residence, stated income and age. Following this initial screening, our loan origination system accesses a credit bureau report and computes a proprietary credit score. An underwriter reviews new applications which meet our minimum score parameters for approval or decline, and we send our decision via email to the applicant, followed by an appropriate adverse action notice if required.

Our approval email contains the terms of our credit offer, including the amount for which the applicant qualifies.

We mail a fulfillment package to each approved applicant. The applicant then selects a vehicle that meets our program requirements, negotiates the price as if paying with cash, and completes the sale transaction with a RoadLoansChecksm. If all conditions for the loan are met, the seller is authorized to deposit the RoadLoansChecksm for funding.

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

Approximately 15 days before a customer’s first payment due date and each month thereafter, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to our contract accounting system. Payments may also be received directly by us from customers or through third-party vendors, such as Western Union. We perform all of our servicing and collection functions at our North Richland Hills, Texas facility.

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

As an account becomes more seriously delinquent, it moves to one of our later-stage collection units. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes between 60 and 90 days contractually delinquent, we typically initiate repossession of the financed vehicle. We may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectable, the financed vehicle is deemed to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the collateral.

At times, we offer payment extensions to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. The collector reviews a customer’s past payment history and assesses the customer’s ability to make future payments. Exceptions to our extension policies and guidelines for extensions must be approved by designated personnel. While payment extensions are initiated and approved in the collections department, our portfolio management group determines the total frequency of extensions per month and recommended allocation. For example, seasonal delinquency and payment trends may influence our decision to grant more (or fewer) extensions in a given month. At December 31, 2007, approximately 27.4% of our total managed receivables had received an extension.

Repossessions.  Repossessions are subject to required statutory procedures, which may include one or more customer notifications, a waiting period prior to disposition of the repossessed automobile and return of personal items to the customer. Some jurisdictions provide the customer with reinstatement rights and most provide the borrower with a right to redeem the vehicle. Legal requirements, particularly in the event of bankruptcy, may restrict our ability to repossess or to dispose of the repossessed vehicle. Repossessions must be approved by a collections officer. The repossession assignments are handled by independent repossession firms engaged directly by us or by service companies who maintain relationships with companies who perform repossession work. Upon repossession and after any waiting period, the repossessed automobile is sold at auction. We do not sell any vehicles on a retail basis. The proceeds from the sale of automobiles at auction, together with any other recoveries, are credited against the balance of the contract. Auction proceeds from sale of the repossessed vehicle and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. We may pursue collection of deficiencies when appropriate. If the auction proceeds from the sale of the repossessed vehicle exceed the outstanding balance of the contract, a refund is sent to the customer. The amount of the refund is calculated in accordance with the applicable law of the jurisdiction where the auction sale occurred, and generally comprises the amount in excess of the contract’s outstanding balance, less any late fees, accrued interest, auction fees and amounts owed to any junior lienholders.

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

Securitization of Receivables

Since August 2002, we have pursued a strategy of securitizing our receivables to diversify our funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. Prior to the Acquisition, we applied the net proceeds from securitizations to pay down borrowings under our existing credit facility with Ford Credit. Since the Acquisition, we have used the net proceeds from our securitizations to pay down our warehouse facilities, thereby increasing availability thereunder for further contract purchases. Since August 2002, we have securitized over approximately $10.9 billion of automobile receivables.

In our securitizations, we, through wholly-owned subsidiaries, transfer automobile receivables to newly-formed securitization trusts which issue one or more classes of asset-backed securities. The asset-backed securities are, in turn, sold to investors.

We typically arrange for a financial guaranty insurance policy to achieve a high-grade credit rating on the asset-backed securities issued by the securitization trusts. Since August 2002, the financial guaranty insurance policies have been primarily provided by Ambac Assurance Corporation, or “Ambac”, and Financial Security Assurance Inc., or “FSA”, collectively referred to as “Guarantee Insurance Providers”, each of which is a monoline insurer, which insures the payment of principal and interest due on the asset-backed securities. We have limited reimbursement obligations to these Guarantee Insurance Providers; however, credit enhancement requirements, including security interests for the benefit of the insurers of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurer for any claims which may be made under the policies issued with respect to our securitizations. There have been no claims under any insurance policies in our securitization transactions.

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

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against contract applicants on the basis of, among other factors, race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act and similar state legislation, which require us to reduce the interest rate charged on each contract to customers who have subsequently joined, enlisted, been inducted or called to active military duty and may restrict the exercise of remedies against such customers.

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

The Sarbanes-Oxley Act of 2002

We expect to incur significant costs in connection with our compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. We are required to be in compliance with the provisions of Section 404 at and for the year ended December 31, 2007 and an auditor attestation will be required at and for the year ended December 31, 2008.

Employees

As of December 31, 2007, we employ approximately 1,200 persons in 24 states. None of our employees are a part of a collective bargaining agreement, and we believe our relationships with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

Our ability to continue to purchase contracts and to fund our business is dependent on a number of financing sources.

Dependence on Warehouse and Residual Facilities.  We are a finance company that is highly dependent on obtaining financing to originate contracts. We depend on our warehouse and residual facilities to finance our purchase and funding of contracts pending securitization and our working capital needs. At December 31, 2007, our warehouse and residual facilities with Citibank Global Markets Realty Corp. provide for available borrowings of up to an aggregate amount of approximately $750.0 million on an ongoing basis, subject to borrowing base limitations and renewal. At December 31, 2007, we had advances outstanding under our warehouse and residual facilities totaling $334.4 million. On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provides up to $500.0 million of funding for automobile retail installment sales contract receivables originated or purchased by us.

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

Various factors, both external and internal, may make it difficult for us to achieve our goals for the upcoming year. The past several months have seen unprecedented turmoil in the global credit markets in general, and the asset-backed securitization markets in particular. The Company executed an insured securitization in November 2007, and there have been no subsequent insured, non-prime automobile asset-backed securities issued publicly as of February 29, 2008.

The well-publicized problems involving credit insurance providers may also have an impact on our ability to successfully execute on our 2008 business plan. Recently, AMBAC, Inc., which has provided credit enhancement insurance on three of our seven securitization transactions since May 2005, announced that they would discontinue underwriting certain structured finance businesses, including auto loan securitizations. Those companies that continue to provide credit enhancement insurance may be less likely to do so at the rates and on the terms at which prior transactions were executed in 2006 and early 2007.

Credit losses in our securitized transactions executed in the latter part of 2006 have been greater than those experienced in prior years. The target loss performance ratios on two of these trusts were exceeded in December 2007 and January 2008 respectively, resulting in greater credit enhancement requirements, and a delay in cash distributions to the Company. While these events can be cured, there is no assurance that these loss ratios will not be exceeded in the future.

Based on the early delinquency and loss performance of our 2006 vintage originations, we slowed production in the 4th quarter of 2006, and continued to scale back our production volume throughout 2007, especially in our dealer channel. As a result, a greater proportion of our 2007 vintage contracts were originated through our direct lending channel, which has historically experienced lower delinquencies and losses than our dealer channel. In addition, we adjusted our pricing in our direct channel to attract more borrowers who had better credit histories than our typical borrower. We believe these changes will result in an improvement in overall credit quality for the 2007 vintage, but there can be no assurance that other macroeconomic factors, such as the rising costs of consumer goods and energy products, will not continue to affect overall pool performance.

Anticipating the possibility that there will be limited accessibility to the securitization markets, we have continued to revise our credit origination strategies. In 2007, we began the process of selectively reducing the number of dealers from which we purchase contracts, and this process has continued in the first quarter of 2008. We have also reduced staff among our sales and underwriting departments, and have made changes to our credit underwriting criteria. In our direct channel, we have ceased accepting on-line applications from some sources, and have implemented similar changes to our credit underwriting criteria.

We believe these changes will enable us to maintain a robust credit originations process in 2008. However, if the asset-backed securities market suffers from further deterioration, or the credit markets do not begin to stabilize and rebound, we may have to make further adjustments to our targeted origination volumes.

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

We anticipate that credit enhancement requirements for future securitizations will be at least equal to our current levels requiring the use of additional liquidity to support our securitization program. A downgrade in any of our Guarantee Insurance Provider’s credit ratings, their withdrawal of credit enhancement, an increase in required credit enhancement levels or the lack of availability of alternative credit enhancements, such as reinsurance or senior subordinated structures, for our securitization program could result in higher interest costs for our future securitizations and larger initial cash deposit requirements. The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations. These events could have a material adverse effect on our financial position, liquidity and results of operations.

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

As servicer of all our securitized automobile contracts, we are entitled to receive contractual servicing fees. Our base servicing fees are earned at 2.25% per annum on the outstanding balance of contracts securitized and our supplemental servicing fees include fees and charges paid by obligors, such as late fees and extension fees. Each Guarantee Insurance Provider, as guarantor, can terminate our right to act as servicer for the securitizations it has guaranteed upon the occurrence of events defined in the sale and servicing agreements for securitized contracts, such as our bankruptcy or material breach of warranties or covenants, including covenants to maintain a specified level of delinquency, default or loss rate with respect to the receivables included in the applicable securitization trust. At December 31, 2007, no such termination events had occurred with respect to any of the trusts formed by us. We also are entitled to receive servicing fees under our warehouse facilities. The lenders under our warehouse facilities can terminate our right to act as servicer under these facilities upon the occurrence of specified servicer termination events similar to the servicer termination provisions of our securitizations. The termination of any or all of our servicing rights under our securitizations or the warehouse facilities would have a material adverse effect on our financial position, liquidity and results of operations by reducing our pre-tax income by the amount of our servicing fee income. For the year ended December 31, 2007, we received $6.2 million in base servicing fee income and $1.6 million in supplemental servicing fee income from our securitization trusts.

We may not be able to generate sufficient operating cash flows to meet our operating expenses.

Our automobile finance operations require substantial operating cash flows. Operating cash requirements include premiums paid to dealers for acquisition of retail installment contracts, premiums paid to our business partners for referring direct loans to us, expenses incurred in connection with the securitization of receivables, capital expenditures for new technologies, debt service and ongoing operating costs. Our primary sources of operating cash are the excess cash flows received from securitizations, servicing fee income and contracts held by us prior to their securitization. The timing and amount of excess cash flows from securitizations and contracts varies based on a number of factors, including:

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

We also retain a substantial portion of the default and prepayment risk associated with the receivables that were sold pursuant to our securitizations. A large component of the gain historically recognized on these sales and the corresponding assets recorded on our balance sheet are credit enhancement assets which consist of investments in trust receivables and restricted cash. Credit enhancement assets are calculated on the basis of management’s assumptions concerning, among other things, defaults. Actual defaults may vary from management’s assumptions, possibly to a material degree, which could adversely affect the value of our credit enhancement assets, which totaled $27.0 million at December 31, 2007. If the change in assumptions and the impact of the change on the value of the credit enhancement assets were deemed other than temporary, we would record a charge to income. In addition, an increase in defaults would reduce the size of our servicing portfolio, which would reduce our servicing fee income and adversely affect our results of operations and cash flow. Although we believe that we have made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default may differ from those assumed, and other assumptions may be required to be revised upon future events.

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

At December 31, 2007, the cumulative net loss ratio for the Company’s 2006-C securitization trust exceeded one of its target ratios. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio immediately increased from 2% to 3%, resulting in a delay in cash distributions to the Company. This requirement will remain at 3% until the trust is back in compliance with its target for three consecutive months. At January 31, 2008, the cumulative net loss ratio for the Company’s 2006-B securitization trust exceeded one of its target ratios as well. That credit enhancement requirement also immediately increased from 2% to 3%, where it will remain until the trust is back in compliance with its target for three consecutive months. We estimate that $5 million to $20 million of cash otherwise distributable from the trusts will be used to increase credit enhancements for the insurer rather than being released to us. It is possible that the net loss ratios on other securitization trusts may exceed targeted levels, which would result in increased credit enhancement levels on those trusts as well. If this were to occur, and although we believe we have sufficient liquidity, we may be required to decrease contract origination activities, and implement other expense reductions, if securitization distributions are materially decreased for a prolonged period of time.

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

Adverse economic conditions, natural disasters or other factors affecting any state or region where a high concentration of obligors resides could adversely affect collections on the contracts and increase the delinquency or credit loss rates of our contracts. At December 31, 2007, obligors with respect to approximately 20.3%, 12.8%, 8.0%, 5.5% and 4.9% of our total managed receivables based on the contracts’ remaining principal balances were located in Texas, California, Florida, Georgia, and Illinois respectively. If adverse economic conditions, natural disasters or other factors occur that affect these regions, or if obligors in these regions experience financial difficulties, a significant number of obligors may not be able to pay, may not make timely payments or may be more prone to filing for bankruptcy protection.

In our direct channel, we depend on a number of third parties and the Internet to provide us with applications, and a decline in applications from these sources could result in a decrease in contract originations.

In our direct channel, in addition to originations through our RoadLoans website, we rely on third-party business partners to refer customers to us. Our top three third-party relationships in our direct channel generate approximately 43% of our direct contract originations based on both the number of contracts originated and the dollar amount of contracts originated. Our current business partners may not continue to refer customers to us on current terms or at all, and we may not be able to establish relationships with new business partners on terms acceptable to us. Our inability to maintain our current relationships with these companies or the loss of one or more these relationships and our failure or inability to replace those which are lost may result in a decrease in contract originations in our direct channel.

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

We sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories or from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Our recoveries as a percentage of net charge-offs were 43.2%, 46.7% and 44.6% in 2007, 2006 and 2005, respectively. Our recovery rates may be lower in the future, which could result in higher charge-offs and losses for us.

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

Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increases, our gross interest rate spread on new originations will generally decline because the rates charged on the contracts originated are limited by statutory maximums, restricting our opportunity to pass on increased interest costs to consumers. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. Fed funds rates decreased during 2007 to 4.25%, a decrease of 1.0% as compared to 2006. The Federal Reserve reduced rates an additional 1.25% in January 2008 and 0.75% in March 2008 pushing the fed funds rate to 2.25%. We monitor the interest rate environment and may employ pre-funding and other hedging strategies, such as interest rate swap agreements, designed to mitigate the impact of changes in interest rates. However, pre-funding or other hedging strategies may not mitigate the impact of changes in interest rates.

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

The auto finance business is highly competitive. The automobile finance market is highly fragmented and is served by a variety of financial entities including thrifts, captive auto finance companies owned by major automobile manufacturers, banks, credit unions, savings associations and independent consumer finance companies that conduct business in the geographic regions in which we operate. Many of these competitors have greater financial and marketing resources than we have. On occasion, the captive finance companies provide financing on terms significantly more favorable to auto purchasers than we can offer. For example, the captive finance companies can offer special low interest loan programs as incentives to purchasers of selected models of automobiles manufactured by their respective affiliated manufacturers.

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

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, and similar state legislation, which require us to reduce the interest rate charged on contracts to customers who have subsequently enlisted, been inducted or called to active military duty and may restrict the exercise of remedies against such customers.

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

We have a significant amount of indebtedness. At December 31, 2007, we had on a consolidated basis outstanding indebtedness of $3,679.1 million. This level of indebtedness could:

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

Our indenture governing our notes and our warehouse and residual facilities restricts our operations.

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

Our executive offices are located at 7711 Center Ave., Suite 200, Huntington Beach, California 92647 in a 28,186 square foot office space lease that expires in 2011.

We also lease 164,812 square feet of office space in North Richland Hills, Texas under a lease that expires in 2012.

During 2007, the Company moved its loss recovery, remarketing, risk management, human resources and corporate legal functions to North Richland Hills, Texas. The Company is currently in the process of designating North Richland Hills, Texas as its corporate headquarters.

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

Set forth below is selected historical consolidated financial data. We derived the historical statement of income and balance sheet data for the periods indicated from our consolidated financial statements. We have derived the selected historical consolidated financial data at December 31, 2007, 2006 and 2005, for the years ended December 31, 2007 and 2006 and for the period April 30, 2005 through December 31, 2005 from our audited financial statements. We have derived the selected historical financial data at December 31, 2004 and 2003, for the period January 1, 2005 through April 29, 2005 and for the years ended December 31, 2004 and 2003 from the predecessor’s audited financial statements. The information presented below should be read in conjunction with, and qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited historical consolidated financial statements and related notes and other financial information appearing elsewhere in this document.

	Successor			Predecessor
	Year	Year	April 30,	January 1,
	Ended	Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	April 29,	For the Year Ended December 31,
	2007	2006	2005	2005	2004	2003
	(Dollars in thousands)
Statement of Operations Data:
Financing and other interest income	$629,898	$577,340	$215,114	$127,243	$302,715	$278,499
Interest expense	218,668	202,929	85,958	21,440	38,793	50,799

Net interest margin	411,230	374,411	129,156	105,803	263,922	227,700
Provision for credit losses on owned finance receivables	284,457	256,762	58,909	—	1,135	49,016

Net interest margin after provision for credit losses	126,773	117,649	70,247	105,803	262,787	178,684
Securitization and servicing income	7,824	21,966	19,275	16,597	82,579	107,599
Other income (expense)	(3,942)	21,602	12,803	9,512	8,825	9,716

Total other revenues	3,882	43,568	32,078	26,109	91,404	117,315

Operating expenses	146,753	138,605	85,889	39,857	123,894	156,348
Other expenses	—	—	—	30,505	73,713	60,402
Impairment charge on goodwill(1)	—	—	—	—	61,192	—

Total expenses	146,753	138,605	85,889	70,362	258,799	216,750

Income (loss) before income taxes	(16,098)	22,612	16,436	61,550	95,392	79,249
Benefit (provision) for income taxes	5,520	(8,945)	(6,453)	(23,208)	(43,503)	(29,877)

Net income (loss)	$(10,578)	$13,667	$9,983	$38,342	$51,889	$49,372

Cash Flow Data:
Cash flows provided by (used in) operating activities	285,399	252,389	170,541	(383,565)	(1,048,224)	(555,878)
Cash flows provided by (used in) investing activities	(1,083)	(1,485,481)	(1,295,832)	117,879	419,272	1,385,164
Cash flows provided by (used in) financing activities	(292,178)	1,248,164	1,146,942	263,546	640,082	(823,094)

Net increase (decrease) in cash	$(7,862)	$15,072	$21,651	$(2,140)	$11,130	$6,192

	Successor				Predecessor
	At and for the Year Ended December 31,
	2007	2006	2005		2004	2003
	(Dollars in thousands)
Balance Sheet Data (at end of period):
Cash	$52,505	$60,367	$45,295		$25,784	$14,654
Cash-restricted	295,786	274,059	153,231		—	—
Finance receivables, net	3,514,979	3,781,469	2,596,809		1,721,334	865,417
Retained interest in securitized assets	10,916	102,531	216,952		355,081	447,758
Total assets	4,107,552	4,418,535	3,138,156		2,162,314	1,446,408
Total debt	3,679,135	3,936,513	2,709,518		1,603,510	963,428
Total stockholder’s equity	356,591	406,159	356,832		458,713	424,229

			(Unaudited	)
Other Data(2):
Contract originations	1,346,490	2,650,257	1,880,230		2,056,195	1,676,818
Contracts securitized	1,517,520	3,052,914	2,184,026		736,545	2,025,850
Average Receivables(2):
Held for sale	N/A	N/A	N/A		912,497	799,861
Held for investment	3,844,915	3,498,717	2,221,927		284,536	593,871

Average owned receivables, carrying value	3,844,915	3,498,717	2,221,927		1,197,033	1,393,732
Sold	274,668	765,416	1,573,103		2,532,340	1,942,090

Average total managed receivables(3)	$4,119,583	$4,264,133	$3,795,030		$3,729,373	$3,335,822

Successor(2)	Predecessor
At and for the Year Ended December 31,
2007	2006	2005	2004	2003
(Dollars in thousands)
(Unaudited)
Owned Data:
Net margin(4)	$411,230	$374,411	$234,959	$263,922	$227,700
Net charge-offs(5)	309,492	192,513	95,617	99,966	153,217
Owned receivables, unpaid principal balance (at end of period)	3,774,481	4,032,551	2,736,183	1,762,669	951,438
Owned receivables greater than 60 days delinquent (at end of period)	156,036	97,332	44,079	30,432	80,126
Owned Ratios:
Ratio of earnings to fixed charges(6)	—	1.1	x	1.7	x	3.4	x	2.5	x
Annualized net margin as a percentage of average owned receivables(4)	10.7%	10.7%	8.2%	13.4%	12.5%
Annualized net charge-offs as a percentage of average owned receivables(5)	8.0%	5.5%	4.3%	8.4%	11.0%
Owned receivables greater than 60 days delinquent as a percentage of owned receivables (at end of period)	4.1%	2.4%	1.6%	1.7%	8.4%
Total Managed Data:
Net margin(4)(7)	$441,940	$519,978	$504,720	$522,232	$482,418
Net charge-offs(5)	327,674	246,392	231,653	280,333	278,830
Total managed receivables (at end of period)	3,868,578	4,517,369	3,866,535	3,844,771	3,487,513
Average principal amount per total managed contracts outstanding (in dollars)	13,657	14,101	13,382	13,316	13,010
Total managed receivables greater than 60 days delinquent (at end of period)	161,203	115,302	81,319	90,416	140,926
Total Managed Ratios:
Annualized net margin as a percentage of average total managed receivables	11.0%	12.2%	13.3%	14.0%	14.5%
Annualized net charge-offs as a percentage of average total managed receivables(5)	8.0%	5.8%	6.1%	7.5%	8.4%
Annualized operating expenses as percentage of average total managed receivables	3.6%	3.3%	3.3%	3.3%	4.7%
Receivables greater than 60 days delinquent as a percentage of total managed receivables (at end of period)	4.2%	2.6%	2.1%	2.4%	4.0%

(1)	As a result of the terms of the Acquisition, we determined that there was an impairment of goodwill and recorded a $61.2 million pre-tax charge to earnings in 2004.

(2)	To assist in the evaluation of our financial results and to make it easier to understand our results of operations, the “predecessor” period (January 1 through April 29, 2005) and the “successor” period (April 30 through December 31, 2005) have been combined for the year ended December 31, 2005. These combined results should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this document for information on items impacting the comparability of predecessor and successor periods.

(3)	Total managed receivables consist of our total owned receivables and our total sold receivables in securitization transactions.

(4)	Net margin as reflected on the consolidated statements of income for the successor period (years ended December 31, 2007 and 2006 and the period April 30, 2005 through December 31, 2005) includes $29.4 million, $56.4 million and $83.6 million, respectively, of premium amortization related to our predecessor finance receivables held for investment and our receivables repurchased from gain on sale trusts. Excluding the $29.4 million, $56.4 million and $83.6 million of premium amortization, owned net margin as a percentage of average owned receivables would have been 11.5%, 12.3% and 14.3%, respectively.

(5)	In April 2004, we changed our charge-off policy such that all owned contracts which are more than 120 days delinquent are charged off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for the year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose bankruptcy cases had not yet been resolved. Excluding this one-time charge-off, our net charge-offs as a percentage of average owned and average total managed receivables would have been 5.6% and 6.6%, respectively, for the year ended December 31, 2004.

(6)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of total interest expense and one-third of rental expenses, which management believes are representative of the interest component of all operating leases. Earnings, as defined, were insufficient to cover our fixed charges for 2007 by $16.1 million.

(7)	Total managed net interest margin is the difference between (a) financing revenue, fee and other income earned on our total managed receivables and (b) the cost to fund the receivables and the cost of debt incurred for general corporate purposes. Total managed net interest margin is a calculation that assumes that securitized receivables have not been sold and are still on our consolidated balance sheet. Total managed net interest margin is not a measurement of financial performance determined under generally accepted accounting principles and should not be considered as an alternative to any other measures of performance determined under generally accepted accounting principles. We evaluate the profitability of our financing activities based partly upon the net margin related to our total managed receivables, including owned receivables and sold receivables. We use this information to analyze trends in the components of the profitability of our total managed receivables portfolio. Analysis of net margin on a total managed basis helps us to determine which origination channels and finance products are most profitable, guide us in making pricing decisions for finance products and indicates if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net interest margin on a total managed basis facilitates comparisons of our results with other finance companies that do not securitize their receivables and in the future will assist in comparisons of our results with other finance companies that, due to the structure of their securitization transactions, are not required to account for the securitization of their receivables as sales.

The following is a reconciliation of net interest margin as reflected on our consolidated statements of income to our total managed net interest margin:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Net interest margin as reflected on the consolidated statements of income	$411,230	$374,411	$234,959	$263,922	$227,700
Less: other interest income	(35,847)	(34,875)	(53,784)	(103,959)	(53,895)
Financing revenue on sold receivables	43,322	128,039	262,691	422,866	348,424
Interest expense on sold receivables	(7,507)	(24,627)	(43,462)	(67,961)	(48,082)
Gain (losses) on forward-starting swap agreements	(7,808)	691	7,432	24	—
Premium amortization(4)	29,379	56,378	83,562	—	—
Customer fees	18,856	19,961	13,322	7,340	8,271

Total managed net interest margin	$451,625	$519,978	$504,720	$522,232	$482,418

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of retail installment contracts and loans secured by automobiles. We purchase retail installment contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the purchase and origination of receivables, we rely upon warehouse and residual credit facilities. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we have completed twelve securitizations of auto receivables. Prior to our May 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America, or “GAAP”.

We periodically sell receivables to securitization trusts, or “Trusts,” that, in turn, sell asset-backed securities to investors. Beginning with our May 2005 securitization, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness will remain on our balance sheet. We recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. The principal changes to our securitization structures that result in the differing accounting treatment include the right of the trust to enter into interest rate derivative contracts with respect to retained interests and also allows the servicer to sell charged-off finance receivable contracts. Provisions such as these preclude the use of sale treatment in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

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

Critical estimates inherent within our financial statements include the carrying value of predecessor finance receivables held for investment and the allowance for credit losses.

Predecessor Finance Receivables Held For Investment

The carrying value of our finance receivables owned as of the acquisition date was adjusted to fair market value taking into account future expected credit losses, projected prepayments, and a required rate of return commensurate with the associated risk. Expected credit losses were based on factors such as historical credit loss trends, the credit quality of the acquired portfolio, trends in historical and projected used vehicle values and general economic measures. The expected credit loss assumptions are reviewed periodically, and should it be determined that actual losses are exceeding expected losses, we may be required to increase our estimate of expected losses, which would reduce the carrying value in the consolidated balance sheet and record an impairment charge to earnings in the consolidated statements of operations. A premium resulting from the revaluation of our predecessor finance receivables held for investment to fair market value in connection with the purchase transaction is being amortized against owned net interest margin over the remaining life of the receivables.

Allowance For Credit Losses

The allowance for credit losses is maintained at a level adequate to cover probable incurred credit losses related to impaired receivables originated subsequent to April 29, 2005 and classified as held for investment as of the date of the financial statements, taking into account the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors. We continuously evaluate actual portfolio performance of our finance receivables as compared to our assumptions. Should we determine that the portfolio performance, including delinquencies, defaults and net charge-offs, is worse than expected, we may be required to increase our allowance for credit losses. This increase in our allowance for credit losses would reduce the carrying value of our finance receivables held for investment and would also result in a higher provision for credit losses in the consolidated statements of operations.

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

Our costs and expenses consist of interest expense, operating expenses, provision for credit losses and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our purchase and origination of receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs and prior to April 30, 2005, repossession and remarketing fees. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment and originated subsequent to April 29, 2005.

Results of Operations

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

Our net loss was $10.6 million for the year ended December 31, 2007 as compared to net income of $13.7 million for 2006. The decrease in net income was primarily due to a higher provision for credit losses, a decline in revenue from other sources and higher operating expenses partially offset by higher net interest margin. Our 2007 results included $17.5 million in losses on our derivative financial instruments and $5.3 million in expenses related to the transition of certain functions to our North Richland Hills, Texas facility.

Net Interest Margin

Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Average owned finance receivables, carrying value	$3,844,915	$3,498,717

Average owned finance receivables increased by 9.9% for the year ended December 31, 2007 as compared to 2006. This increase was primarily attributable to an increased level of loan originations during 2006. We purchased and originated $1,346.5 million of contracts during the year ended December 31, 2007 as compared to $2,650.3 million during 2006. This decrease in originations was primarily due to lower levels of originations in our dealer channel. In response to higher than expected losses on receivables originated during 2006, we modified our contract origination strategy to better manage our credit risk, which resulted in lower volume levels during the last quarter of 2006 and 2007.

The average new contract size was $18,793 for the year ended December 31, 2007 as compared to $18,619 for the year ended December 31, 2006. The average annual percentage rate on contracts purchased and originated was 14.7% and 17.2% during the years ended December 31, 2007 and 2006, respectively. This decrease was due to an increased concentration of contracts from our direct channel during 2007, which had a lower weighted-average coupon. Our yields were also impacted by the implementation of new proprietary scorecards for the direct channel during the first quarter of 2007, combined with new pricing strategies within the direct channel designed to attract customers with higher expected credit quality.

Net interest margin on our owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Financing income	$594,051	$542,465
Other interest income	35,847	34,875
Interest expense	(218,668)	(202,929)

Net interest margin	$411,230	$374,411

Financing income as a percentage of average owned finance receivables	15.5%	15.5%

The 9.8% increase in net interest margin for the year ended December 31, 2007 as compared to 2006 was due to an increase in financing income and other interest income, partially offset by an increase in interest expense.

The increase in financing income was due to increase in our average owned receivables and a lower level of premium amortization, partially offset by a decrease in yields on new contract originations. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $29.4 million and $56.4 million of premium amortization for the year ended December 31, 2007 and 2006, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, the average yield on receivables for the years ended December 31, 2007 and 2006 would have been 16.2% and 17.1%, respectively.

During 2007 and 2006, expected cash flows from predecessor finance receivables held for investment and receivables repurchases from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables which is expected to continue in future periods.

Other interest income increased to $35.8 million for the year ended December 31, 2007 as compared to $34.9 million for 2006. This increase was mainly due to the realization of $14.2 million in previously unrealized gains on our retained interest in securitized assets, combined with an increase in interest income received on restricted cash accounts, partially offset by a decrease in residual interest income caused by lower retained interest in securitized asset balances.

The increase in interest expense was due to both a higher cost of funds and higher average debt levels. Our effective cost of funds was 5.8% for the year ended December 31, 2007 as compared to 5.7% for the year ended December 31, 2006. This increase in our effective cost of funds was primarily due to higher interest rates on our 2006 and 2007 securitization transactions. Average debt outstanding was $3,777.3 million and $3,559.2 million for 2007 and 2006, respectively.

Provision for Credit Losses

Our provision for credit losses was $284.5 million for the year ended December 31, 2007 as compared to $256.8 million for 2006. Our provision for credit losses increased as a result of the increase in size of the portfolio of finance receivables originated subsequent to the Acquisition, an increase in the average age of the portfolio and higher net charge-offs, partially offset by lower net charge-offs on our recent direct channel originations with higher expected credit quality. The increase in net charge-offs is attributable to a number of factors including higher than expected losses on receivables originated during 2006, the impact of a larger percentage of those 2006 receivables reaching the age at which higher delinquencies and losses are more likely to occur and higher mandatory charge-offs.

Servicing Income

Servicing income decreased to $7.8 million for the year ended December 31, 2007 as compared to $22.0 million for the year ended December 31, 2006. Servicing income represents servicing fees and late fees collected on sold receivables. The decrease in servicing income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily attributable to the declining balance of our sold receivables.

Other Income (Expense)

Other income (expense) is summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Customer fees	$18,856	$19,961
Gains (losses) on derivative financial instruments	(17,493)	691
Other	(5,305)	950

Other income (expense)	$(3,942)	$21,602

Our other income (expense) includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders, payment convenience fees, gains and losses on our derivative financial instruments and losses related to the repurchase of receivables from gain on sale trusts.

Customer fees decreased to $18.9 million for year ended December 31, 2007 as compared to $20.0 million for the year ended December 31, 2006 primarily due to a decrease in late charges collected attributable to rising delinquencies.

Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income (expense). Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. During 2007, our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the year ended December 31, 2007, our $17.5 million in losses on derivative financial instruments was comprised of $9.7 million in losses on our interest rate swap agreements and $7.8 million in losses on our forward-starting swap agreements. These losses were a result of a declining interest rate environment throughout the latter half of the year. For the year ended December 31, 2006, our $0.7 million in gains on derivative financial instruments were comprised entirely of gains on our forward-starting swap agreements.

Other decreased to an expense of $5.3 million for the year ended December 31, 2007 as compared to income of $1.0 million for the year ended December 31 2006 primarily due to a $7.0 million loss recorded on the repurchase of receivables from gain on sale trusts during 2007.

Expenses

Operating expenses were $146.8 million for the year ended December 31, 2007 as compared to $138.6 million for the year ended December 31, 2006. The $8.2 million increase in operating expenses for the year ended December 31, 2007 as compared to 2006 was due to higher levels of compensation and employee benefits and advertising expenses, partially offset by a decrease in system and data processing expenses. Additionally, operating expenses for the year ended December 31, 2007 included $5.3 million in expenses related to the transition of certain functions to our North Richland Hills, Texas facility and a $1.6 million payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date. Operating expenses for the year ended December 31, 2006 included a $2.0 million charge associated with sale of extended service contracts. Annualized operating expenses as a percentage of average total managed receivables were 3.6% for the year ended December 31, 2007 as compared to 3.3% for the year ended December 31, 2006.

Income Taxes

We recognized an income tax benefit of $5.5 million for the year ended December 31, 2007 as compared to tax expense of $8.9 million for the year ended December 31, 2006. Our effective income tax rate was 34.3% and 39.6% for the year ended December 31, 2007 and 2006, respectively. Our income tax benefit for the year ended December 31, 2007 was partially offset by $0.7 million recognized for the potential payment of interest.

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

The following table presents certain data related to our owned finance receivables:

	At December 31,
	2007	2006
	(Dollars in thousands)

Finance receivables held for investment	$3,124,036	$3,045,938
Allowance for credit losses	(230,500)	(195,000)

Finance receivables held for investment, net of allowance	2,893,536	2,850,938

Allowance for credit losses as a percentage of receivables	7.4%	6.4%
Predecessor finance receivables held for investment, net	475,296	849,246
Finance receivables repurchased from gain on sale trusts, net	123,972	62,659

Total owned finance receivables held for investment, net	$3,492,804	$3,762,843

The increase in the allowance for credit losses as a percentage of receivables at December 31, 2007 as compared to December 31, 2006 was due to the continued aging of our owned finance receivables held for investment. As of December 31, 2007 and 2006, the finance receivables held for investment are aged, on a weighted average basis, 14.2 months and 8.0 months, respectively.

Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Delinquent contracts:
31 to 60 days	$377,862	10.0%	$269,861	6.7%
Greater than 60 days	156,036	4.1	97,332	2.4

	533,898	14.1	367,193	9.1
In repossession	29,383	0.8	17,072	0.4

	$563,281	14.9%	$384,265	9.5%

Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were higher at December 31, 2007 as compared to December 31, 2006 due, in part, to an increase in the average age of our portfolio. Specifically, as the receivables originated in 2006 increase in age, a larger percentage of that vintage is reaching the stage at which higher delinquencies and losses are more likely to occur. Additional reasons for the rising delinquencies include macroeconomic factors, servicing practices and credit characteristics of the portfolio.

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

We evaluate the results of our extension strategies based upon the portfolio performance on accounts that have been extended versus accounts that have not been extended over the same period of time and as a result of that evaluation, we make periodic adjustments to our extension strategy. We believe that payment extensions granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Payment extensions as a percentage of owned finance receivables outstanding are summarized as follows:

	At December 31,
	2007	2006
	Percent	Percent

Never extended	73.2%	83.3%
Extended:
1-2 times	26.1%	16.4%
3-4 times	0.7%	0.3%

Total extended	26.8%	16.7%

Total	100.0%	100.0%

As the finance receivables portfolio ages, more accounts become eligible for extensions. Payment extensions as a percentage of total owned finance receivables increased to 26.8% at December 31, 2007 as compared with 16.7% at December 31, 2006, mainly driven by an increase in 1-2 times payment extensions, which increased to 26.1% at December 31, 2007 as compared to 16.4% at December 31, 2006. We have guidelines concerning when accounts become eligible for extensions, including a requirement that the borrower has made a minimum of six installment payments. At December 31, 2007, nearly all of the finance receivable accounts originated during 2006 were extension-eligible. As a result, a greater proportion of extensions were granted on accounts originated in 2006 than to those accounts originated in other years. This factor, as well as the increase in the average age of the overall portfolio, contributed to the increase in the number of extensions granted. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.

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

Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Repossession charge-offs	$392,026	$269,935
Less: Sale Proceeds and recoveries	(229,206)	(160,422)
Mandatory charge-offs(1)	146,672	83,000

Net charge-offs(2)	$309,492	$192,513

Net charge-offs as a percentage of average total owned receivables outstanding	8.0%	5.5%
Sales proceeds and recoveries as a percentage of charge-offs	42.5%	45.5%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.

Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables to 8.0% for the year ended December 31, 2007 as compared to 5.5% for the year ended December 31, 2006 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age of our portfolio, higher than expected credit losses on receivables originated in 2006 and higher mandatory charge-offs. The increase in mandatory charge-offs was due to, among other things, an increase in the average days to repossess, which resulted in a greater percentage of accounts reaching 120 days’ delinquency prior to the recovery of the collateral. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.

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

Our average total managed finance receivables outstanding are summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Average owned finance receivables, carrying value	$3,844,915	$3,498,717
Average sold finance receivables	274,668	765,416

Average total managed finance receivables	$4,119,583	$4,264,133

Total Managed Net Interest Margin

Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Financing income and customer fees	$685,608	$746,843
Interest expense	(233,983)	(226,865)

Net interest margin	$451,625	$519,978

Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$411,230	$374,411
Other interest income	(35,847)	(34,875)
Financing revenue on sold receivables	43,322	128,039
Interest expense on sold receivables	(7,507)	(24,627)
Gain (losses) on forward-starting swap agreements	(7,808)	691
Premium amortization	29,379	56,378
Customer fees	18,856	19,961

Total managed net interest margin	$451,625	$519,978

Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Years Ended
	December 31,
	2007	2006

Financing income and customer fees	16.7%	17.5%
Interest expense	(5.7)	(5.3)

Net interest margin as a percentage of average total managed receivables	11.0%	12.2%

Net interest margin as a percentage of average total managed receivables decreased to 11.0% for the year ended December 31, 2007 as compared to 12.2% for the year ended December 31, 2006. This decrease in net interest margin was due to a decrease in yield on receivables combined with an increase in average cost of funds. The decrease in yield was mainly due to a greater volume of loans in our direct channel to customers with higher expected credit quality. The increase in our cost of funds was primarily due to higher interest rates on our 2006 and 2007 securitization transactions and higher losses on our interest rate swaps. Excluding gain (losses) on our forward- starting swap agreements, annualized net interest margin as a percentage of average total managed receivables would have been 11.2% for the year ended December 31, 2007 as compared to 12.2% for the year ended December 31, 2006.

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

Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At December 31, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$3,774,481	$—	$3,774,481
Sold finance receivables	—	94,097	94,097

Total managed finance receivables	$3,774,481	$94,097	$3,868,578

Number of outstanding contracts	271,384	11,886	283,270

Average principal amount of outstanding contracts (in dollars)	$13,908	$7,917	$13,657

	At December 31, 2006
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$4,032,551	$—	$4,032,551
Sold finance receivables	—	484,818	484,818

Total managed finance receivables	$4,032,551	$484,818	$4,517,369

Number of outstanding contracts	264,559	55,802	320,361

Average principal amount of outstanding contracts (in dollars)	$15,243	$8,688	$14,101

Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31, 2007
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$377,862	10.0%	$12,599	13.4%	$390,461	10.1%
Greater than 60 days	156,036	4.1	5,168	5.5	161,204	4.2

	533,898	14.1	17,767	18.9	551,665	14.3
In repossession	29,383	0.8	1,768	1.9	31,151	0.8

	$563,281	14.9%	$19,535	20.8%	$582,816	15.1%

	At December 31, 2006
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$269,861	6.7%	$51,827	10.7%	$321,688	7.1%
Greater than 60 days	97,332	2.4	17,970	3.7	115,302	2.6

	367,193	9.1	69,797	14.4	436,990	9.7
In repossession	17,072	0.4	4,819	1.0	21,891	0.5

	$384,265	9.5%	$74,616	15.4%	$458,881	10.2%

Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Delinquencies for our total managed portfolio were higher at December 31, 2007 as compared to December 31,

2006 due, in part, to an increase in the average age of our portfolio. Specifically, as the receivables originated in 2006 increase in age, a larger percentage of that vintage is reaching the stage at which higher delinquencies and losses are more likely to occur. Additional reasons for the rising delinquencies include macroeconomic factors, servicing practices and credit characteristics of the portfolio.

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

We evaluate the results of our extension strategies based upon the portfolio performance on accounts that have been extended versus accounts that have not been extended over the same period of time and as a result of that evaluation, we make periodic adjustments to our extension strategy. We believe that payment extensions granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At December 31, 2007
	Owned	Sold	Total Managed

Never extended	73.2%	46.1%	72.6%
Extended:
1-2 times	26.1%	47.3%	26.6%
3-4 times	0.7%	6.6%	0.8%

Total extended	26.8%	53.9%	27.4%

Total	100.0%	100.0%	100.0%

	At December 31, 2006
	Owned	Sold	Total Managed

Never extended	83.3%	53.1%	80.1%
Extended:
1-2 times	16.4%	43.8%	19.3%
3-4 times	0.3%	3.1%	0.6%

Total extended	16.7%	46.9%	19.9%

Total	100.0%	100.0%	100.0%

As of December 31, 2007 and 2006, the total managed finance receivables are aged, on a weighted average basis, 19.4 months and 15.6 months, respectively. As the total managed finance receivables portfolio ages, more accounts become eligible for extensions. We have guidelines concerning when accounts become eligible for extensions, including a requirement that the borrower has made a minimum of six installment payments. At December 31, 2007, nearly all of the finance receivable accounts originated during 2006 were extension-eligible. As a result, a greater proportion of extensions were granted on accounts originated in 2006 than to those accounts originated in other years. This factor, as well as the increase in the average age of the overall portfolio, contributed to the increase in the number of extensions granted. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. At December 31, 2007 and December 31, 2006, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.

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

Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Owned:
Repossession charge-offs	$392,026	$269,935
Less: Sale Proceeds and recoveries	(229,206)	(160,422)
Mandatory charge-offs(1)	146,672	83,000

Net charge-offs(2)	$309,492	$192,513

Sold:
Charge-offs	$38,471	$109,092
Less: Sale Proceeds and recoveries	(20,289)	(55,213)
Mandatory charge-offs(1)	—	—

Net charge-offs	$18,182	$53,879

Total Managed:
Repossession charge-offs	$430,497	$379,027
Less: Sale Proceeds and recoveries	(249,495)	(215,635)
Mandatory charge-offs(1)	146,672	83,000

Net charge-offs	$327,674	$246,392

Net charge-offs as a percentage of average total managed receivables outstanding	8.0%	5.8%
Sale proceeds and recoveries as a percentage of charge-offs	43.2%	46.7%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.

Net charge-offs as a percentage of our average total managed finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average total managed finance receivables to 8.0% for the year ended December 31, 2007 as compared to 5.8% for the year ended December 31, 2006 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age of our portfolio, higher than expected credit losses on receivables originated in 2006 and higher mandatory charge-offs. The increase in mandatory charge-offs was due to, among other things, an increase in the average days to repossess which resulted in a greater percentage of accounts reaching 120 days’ delinquency prior to the recovery of the collateral. The decrease in recoveries as a percentage of charge-offs was primarily due to a higher level of mandatory charge-offs.

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

Average owned finance receivables increased by 57.5% for the year ended December 31, 2006 as compared to 2005. This increase was primarily attributable to an increase in new loan originations. We purchased and originated $2,650.3 million of contracts during 2006, compared to $1,880.2 million during 2005. This increase was due to a higher level of originations in our dealer channel resulting from increased efforts to sign up new dealers combined with the introduction of our third generation scorecard in December 2005.

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

Other interest income decreased to $34.9 million for the year ended December 31, 2006, compared to $53.8 million for 2005. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances, partially offset by an increase in interest income received on restricted cash accounts.

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

Servicing income decreased to $22.0 million for the year ended December 31, 2006, compared to $35.9 million for the year ended December 31, 2005. Servicing income represents servicing fees and late fees collected on sold receivables and is partially offset by impairment charges on our retained interest. The decrease in servicing income for the year ended December 31, 2006 as compared to 2005 was primarily related to a decrease in servicing fee income caused by lower average sold receivable balances. There were no impairment charges on our retained interest in securitized assets during the year ended December 31, 2006.

Other Income

Other income is summarized as follows:

	For the Years
	Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Customer fees	$19,961	$13,322
Gains on derivative financial instruments	691	7,432
Other	950	1,561

Other income	$21,602	$22,315

Our other income includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap and warranty insurance policies and payment convenience fees, and gains on derivative financial instruments. Excluding gains on derivative financial instruments, the increase in other income for the year ended December 31, 2006 as compared to 2005 was primarily due to higher customer fees attributable to higher owned receivable balances. Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income.

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

Other expenses were $0 and $30.5 million for the years ended December 31, 2006 and 2005, respectively. Prior to April 30, 2005, other expenses represented write-downs to market value on loans that no longer met our securitization and sale criteria and that were subsequently transferred from our held for sale portfolio to our held for investment portfolio. In connection with our April 29, 2005 acquisition, all finance receivables were classified as held for investment, as we have the ability and intent to hold these receivables until maturity.

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

Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Repossession charge-offs	$269,935	$143,669
Less: Sale proceeds and recoveries	(160,422)	(91,868)
Mandatory charge-offs(1)	83,000	43,816

Net charge-offs(2)	$192,513	$95,617

Net charge-offs as a percentage of average total owned receivables outstanding	5.5%	4.3%
Sale proceeds and recoveries as a percentage of charge-offs	45.5%	49.0%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.

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

Total Managed Net Interest Margin

Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Financing income and customer fees	$746,843	$646,148
Interest expense	(226,865)	(143,428)

Net interest margin	$519,978	$504,720

Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$374,411	$234,959
Other interest income	(34,875)	(53,784)
Financing revenue on sold receivables	128,039	262,691
Interest expense on sold receivables	(24,627)	(43,462)
Gain (losses) on forward-starting swap agreements	691	7,432
Premium amortization	56,378	83,562
Customer fees	19,961	13,322

Total managed net interest margin	$519,978	$504,720

Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005

Finance income and customer fees	17.5%	17.1%
Interest expense	(5.3)	(3.8)

Net interest margin as a percentage of average total managed receivables	12.2%	13.3%

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

Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Owned:
Repossession charge-offs	$269,935	$143,669
Less: Sale proceeds and recoveries	(160,422)	(91,868)
Mandatory charge-offs(1)	83,000	43,816

Net charge-offs(2)	$192,513	$95,617

Sold:
Charge-offs	$109,092	$231,026
Less: Sale proceeds and recoveries	(55,213)	(94,990)
Mandatory charge-offs(1)	—	—

Net charge-offs	$53,879	$136,036

Total Managed:
Repossession charge-offs	$379,027	$374,695
Less: Sale proceeds and recoveries	(215,635)	(186,858)
Mandatory charge-offs(1)	83,000	43,816

Net charge-offs	$246,392	$231,653

Net charge-offs as a percentage of average total managed receivables outstanding	5.8%	6.1%
Sale proceeds and recoveries as a percentage of charge-offs	46.7%	44.6%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.

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

Net cash provided by (used in) operating activities was $285.4 million, $252.4 million and $(213.0) million during 2007, 2006 and 2005, respectively. Cash flows from operating activities are affected by net income (loss) as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, deferred income taxes, accretion of present value discount, amortization of purchase premiums, impairment charges and gains and losses. The $285.4 million of cash flows provided by operating activities for the year ended December 31, 2007 was primarily due to $284.5 million of provision for credit losses partially offset by $10.6 million of net loss. The $252.4 million of cash flows provided by operating activities for the year ended December 31, 2006 was primarily due to $13.7 million of net income combined with $256.8 million of provision for credit losses. The $213.0 million of cash flows used in operating activities for the year ended December 31, 2005 was primarily due to $627.4 million in purchases of receivables held for sale for the year ended December 31, 2005 partially offset by $215.3 million in collections on finance receivables held for sale and $48.3 million in net income.

Net cash used in investing activities was $1.1 million, $1,485.5 million and $1,178.0 million in 2007, 2006 and 2005, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. The $1,484.4 million decrease in cash flows used in investing activities for the year ended December 31, 2007 as compared to 2006 was primarily due to a $1,302.4 million decrease in purchases of finance receivables held for investment. The $307.5 million increase in cash flows used in investing activities for the year ended December 31, 2006 as compared to 2005 was primarily due to a $1,402.4 million increase in purchases of finance receivables held for investment and a $131.0 million increase in repurchases from gain on sale trusts, partially offset by a $666.1 million increase in collections on finance receivables held for investment. Additionally, cash flows used in investing activities for the year ended December 31, 2005 included $553.5 million related to the acquisition of Triad Financial Corporation

Net cash (used in) provided by financing activities was $(292.2) million, $1,248.2 million and $1,410.5 million in 2007, 2006 and 2005, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $292.2 million of cash used in financing activities for the year ended December 31, 2007 was due to $1,436.1 million in payments on securitization notes, $194.7 million in net change in warehouse and residual credit facilities and $30.0 million in redemption of preferred stock, partially offset by $1,373.4 million in proceeds from issuance of securitization notes. The $1,248.2 million of cash provided by financing activities for the year ended December 31, 2006 was due to $2,830.0 million in proceeds from issuance of securitization notes and $30.0 million in proceeds from issuance of preferred stock, partially offset by $1,144.0 million in payments on securitization notes and $406.7 million in net change in warehouse and residual credit facilities. The $1,410.5 million of cash provided by financing activities for the year ended December 31, 2005 was due to $2,009.2 million in proceeds from issuance of securitization notes and $935.8 million in net change in warehouse and residual credit facilities, partially offset by $1,564.6 million in net change in due to Ford Credit.

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

Throughout most of 2007, we had two warehouse lending facilities and two residual facilities. We used borrowings under these facilities initially to fund a portion of the purchase price of the Acquisition and to repay amounts due to Ford Credit. The warehouse facilities funded most of our ongoing origination and acquisition of contracts, and the residual facilities provided us with working capital. Special purpose subsidiaries are the borrowers under these facilities.

The Company’s warehouse and residual loan facilities with Goldman Sachs Mortgage Company, due October 2007, were paid off on October 26, 2007. The funds necessary to pay off the facilities were obtained through the transfer of collateral to, and simultaneous additional advances on the Company’s other warehouse and residual facilities, due April 2009 with Citigroup Global Markets Realty Corp.

On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provides up to $500.0 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility has a two year commitment but may expire after 364 days if the liquidity facility is not renewed. The Company will provide a guarantee under the warehouse facility equal to 10% of the amount outstanding at the time the guarantee is drawn.

Based on our anticipated level of originations, we believe our cash flow from operations, available cash and available borrowings under our warehouse and residual facilities will provide us with sufficient liquidity to fund originations on an interim basis until a sufficient amount of receivables can be pooled together for subsequent securitizations. In anticipation of continued uncertainty in the securitization markets in the near term, we have taken steps to adjust our origination targets by, among other things, reducing the number of dealers from whom we buy contracts, and discontinuing or modifying our relationships with companies that provide us with direct loan applications. We believe the steps we have taken to adjust our origination targets are sufficient to address the problems currently being experienced in the asset-backed securitization market for non-prime loan originations. In the event that the securitization market does not become more conducive to transactions, we may be forced to take further steps to further reduce our loan originations. Subject to these market conditions, we plan to continue to access the securitization market throughout the year in order to obtain additional liquidity.

Contractual and Long-Term Debt Obligations

The following table summarizes the scheduled payments under our contractual long-term debt obligations at December 31, 2007:

	Payments Due by Period
	Less than	1 to	3 to	More than
	1 Year	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)

Operating leases	$3,322	$6,800	$4,676	$—	$14,798
Warehouse payable	280,390	—	—	—	280,390
Residual financing	54,000	—	—	—	54,000
Securitization notes payable	1,417,483	1,778,006	—	—	3,195,489
Senior notes	—	—	—	149,256	149,256
Estimated interest payments on debt	164,046	104,019	33,750	7,031	308,846

Total	$1,919,241	$1,888,825	$38,426	$156,287	$4,002,779

Securitizations

We completed twelve auto receivables securitization transactions from August 2002 through December 31, 2007. In these transactions, we securitized approximately $10.9 billion of automobile receivables, issuing $9.9 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our previous intercompany credit facility with Ford Credit and our warehouse facilities.

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

At December 31, 2007, the cumulative net loss ratio for the Company’s 2006-C securitization trust exceeded one of its target ratios. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio immediately increased from 2% to 3%, resulting in a delay in cash distributions to the Company. This requirement will remain at 3% until the trust is back in compliance with its target for three consecutive months. At January 31, 2008, the cumulative net loss ratio for the Company’s 2006-B securitization trust exceeded one of its target ratios as well. That credit enhancement requirement also immediately increased from 2% to 3%, where it will remain until the trust is back in compliance with its target for three consecutive months.

Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. If that occurred, we could be required to significantly decrease contract origination activities, and implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.

The past several months have seen unprecedented turmoil in the global credit markets in general, and the asset-backed securitization markets in particular. The Company executed an insured securitization in November 2007, and there have been no subsequent insured, non-prime automobile asset-backed securities issued publicly as of February 29, 2008.

The well-publicized problems involving credit insurance providers may also have an impact on our ability to execute securitizations. Recently, AMBAC, Inc., which has provided credit enhancement insurance on three of our securitization transactions since May 2005, announced that they would not provide such insurance on automobile securitizations in the future. Those companies that continue to provide credit enhancement insurance may be less likely to do so at the rates and on the terms at which prior transactions were executed in 2006 and early 2007.

Anticipating the possibility that there will be limited access to the securitization markets, we have continued to revise our credit origination strategies. We have continued to selectively reduce the number of dealers from which we purchase contracts. We have also reduced staff among our sales and underwriting departments, and have made changes to our credit underwriting criteria. In our direct channel, we have ceased accepting on-line applications from some sources, and have implemented similar changes to our credit underwriting criteria.

We believe these changes will enable us to maintain a robust credit originations process in 2008. However, if the asset-backed securities market suffers from further deterioration, or the credit markets do not begin to stabilize and rebound, we may have to make further adjustments to our targeted origination volumes.

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

During 2005, 2006 and 2007 we completed two, three and two securitizations, respectively. Our last securitization was in November 2007. Subject to market conditions and origination volume, we expect that we will continue to access the securitization markets.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any assets or liabilities at fair value in accordance with SFAS No. 159.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of SFAS No. 157 to have a material impact on its statement of financial condition, its statement of operations or its cash flows.

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

Warehouse and Residual Facilities

In our contract origination process, we purchase auto finance contracts and make loans that bear fixed interest rates and are pledged to secure borrowings under our warehouse facilities. Amounts borrowed under our warehouse facilities will bear variable interest rates. We intend to utilize our warehouse facilities to fund receivables until we accumulate a portfolio of sufficient size to securitize. To mitigate the risk of fluctuations in interest rates prior to a securitization, we have utilized forward-starting swap agreements on a periodic basis. If interest rates are above the forward-starting swap rate on the pricing date of a securitization, the purchaser of the forward-starting swap agreement will pay us for the increase in interest rates. Likewise, if interest rates are below the locked rate on the pricing date of a securitization, we will pay the purchaser of the forward-starting swap agreement for the decrease in interest rates. Therefore, regardless of whether interest rates increase or decrease between the date auto finance contracts are originated and the date these contracts are securitized, we will have locked in the cost of funds on outstanding notional amounts and the gross interest rate spread of our auto finance contracts. Unlike traditional swaps, a forward-starting swap has only one cash exchange at settlement. We may also utilize a swaption collar strategy. In this strategy, we buy a payer swaption and sell a receiver swaption, thereby limiting our cost of funds to an upper and lower bound, or strike level. We will make payment if interest rates fall below the lower strike rate and receive a payment if interest rates rise above the higher strike rate. If rates remain between the upper and lower strike rates, then no payment is made. Other derivative financial instruments may be utilized if considered advantageous by us in managing the risk of interest rate fluctuations.

Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. During 2007, our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the year ended December 31, 2007, our $17.5 million in losses on derivative financial instruments was comprised of $9.7 million in losses on our interest rate swap agreements and $7.8 million in losses on our forward-starting swap agreements. These losses were a result of a declining interest rate environment throughout the latter half of the year. For the year ended December 31, 2006, our $0.7 million in gains on derivative financial instruments were comprised entirely of gains on forward-starting swap agreements.

Throughout 2005, 2006 and 2007, we utilized forward-starting swap agreements to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. We have entered into only one forward- starting swap agreement since October 2007 due to the uncertainty in the interest rate environment. We continue to evaluate this strategy and may resume the use of forward-starting swap agreements in the future.

Our residual credit facility is indexed to the one-month London Interbank Offered Rate (“LIBOR”) and is secured by residual assets pledged to the facility. Additionally, the residual facility bears a varying spread to LIBOR depending upon the amount advanced in the residual facility and the value of the pledged residual assets. The value of the pledged residual assets will be regularly assessed based on expected future cash flows. Changes in market interest rates could change the discount rate used to value the pledged residual assets and alter the value of the residual assets and cause the agreed upon spread to LIBOR to increase or decrease. We intend to utilize the residual facility to provide credit enhancements and support our working capital needs and may utilize derivative financial instruments to minimize the risk of interest rate fluctuations if deemed appropriate.

Securitizations

We plan to access the securitization market to provide for long-term funding of our contracts. The interest rates demanded by investors in our future securitization transactions will depend on prevailing market interest rates for comparable transactions and the general interest rate environment. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments, the regular securitization of contracts and pre-funding securitizations.

In our securitization transactions, we sell fixed rate contracts to Trusts that then issue either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts are indexed to market interest rate swap spreads for transactions of similar duration and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. We have utilized derivative financial instruments, such as interest rate swap agreements, to convert variable rate exposures of the Trusts on these floating rate securities to fixed rates, thereby locking in the gross interest rate spread to be earned by the Trusts over the life of each securitization. Derivative financial instruments purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. These instruments serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities and, therefore, the cash flows to be received by us from the Trusts.

We may also pre-fund securitizations, thereby allowing us to lock in borrowing costs with respect to auto finance contracts subsequently delivered to the Trusts. To pre-fund a securitization, we will issue more asset-backed securities than necessary to cover contracts initially sold or pledged to the Trust. The proceeds from the pre-funded portion are held in an escrow account until additional contracts are delivered to the Trust in amounts up to the pre-funded balance held in the escrow account. We will incur an expense in pre-funded securitizations during the period between the initial securitization and the subsequent delivery of contracts equal to the difference between the interest earned on the proceeds held in the escrow account and the interest rate paid on the asset-backed securities outstanding.

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

Interest Rate Sensitivity

The following tables provide information about our financial assets and liabilities, as well as our existing derivative financial instruments that are sensitive to changes in interest rates at December 31, 2007 and 2006. For contracts and liabilities with contractual maturities secured by contracts, the table presents principal cash flows and related weighted average interest rates by contractual maturities, as well as our historical experience of the impact of interest rate fluctuations on the credit loss and prepayment of contracts. For our existing forward-starting and interest rate swap agreements, the table presents the notional amount and weighted average interest rate by contractual maturity date. The notional amount is used to calculate the contractual payment to be exchanged under the contract.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity as of December 31, 2007.

	For the Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)

Rate Sensitive Assets:
Finance receivables held for investment	$1,199,677	$882,239	$561,094	$327,851	$127,206	$25,969	$3,124,036
Average interest rate	16.19%	15.91%	15.60%	14.81%	12.20%	12.20%	15.90%
Predecessor finance receivables held for investment, net	280,319	165,537	29,440	—	—	$—	475,296
Average interest rate	12.91%	12.91%	12.91%	—	—	—	12.91%
Finance receivables repurchased from gain on sale trusts, net	110,995	12,977	—	—	—	—	123,972
Average interest rate	12.50%	12.50%	—	—	—	—	12.50%
Retained interest in securitized assets	10,916	—	—	—	—	—	10,916
Average interest rate	16.00%	—	—	—	—	—	16.00%
Rate Sensitive Liabilities:
Warehouse payable	280,390	—	—	—	—	—	280,390
Average interest rate	5.05%	—	—	—	—	—	5.05%
Residual financing	54,000	—	—	—	—	—	54,000
Average interest rate	7.10%	—	—	—	—	—	7.10%
Securitization notes payable	1,417,483	1,013,272	764,734	—	—	—	3,195,489
Average interest rate	5.11%	5.33%	5.49%	—	—	—	5.27%
Senior notes	—	—	—	—	—	149,256	149,256
Average interest rate	—	—	—	—	—	11.25%	11.25%
Interest Rate Swaps and Derivatives:
Forward-starting swap agreements Notional amount	75,908	—	—	—	—	—	75,908
Average pay rate	4.38%	—	—	—	—	—	4.38%
Average receive rate	4.78%	—	—	—	—	—	4.78%
Interest rate swap agreements Notional amount	—	—	—	1,125,310	216,000	300,000	1,641,310
Average pay rate	—	—	—	4.65%	4.65%	4.65%	4.65%
Average receive rate	—	—	—	4.60%	4.60%	4.60%	4.60%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity as of December 31, 2006.

	For the Year Ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Rate Sensitive Assets:
Finance receivables held for investment	$1,035,241	$845,155	$610,323	$149,173	$267,990	$138,056	$3,045,938
Average interest rate	17.20%	17.20%	17.20%	17.20%	17.20%	17.20%	17.20%
Predecessor finance receivables held for investment, net	407,957	241,639	138,276	58,129	3,245	—	849,246
Average interest rate	12.64%	12.64%	12.64%	12.64%	12.64%	—	12.64%
Finance receivables repurchased from gain on sale trusts, net	62,659	—	—	—	—	—	62,659
Average interest rate	17.00%	—	—	—	—	—	17.00%
Retained interest in securitized assets	97,647	4,884	—	—	—	—	102,531
Average interest rate	16.00%	16.00%	—	—	—	—	16.00%
Rate Sensitive Liabilities:
Warehouse payable	434,131	—	—	—	—	—	434,131
Average interest rate	5.83%	—	—	—	—	—	5.83%
Residual financing	95,000	—	—	—	—	—	95,000
Average interest rate	7.88%	—	—	—	—	—	7.88%
Securitization notes payable	1,256,724	1,048,672	522,838	429,981	—	—	3,258,215
Average interest rate	4.90%	4.85%	5.26%	5.37%	—	—	5.00%
Senior notes	—	—	—	—	—	149,167	149,167
Average interest rate	—	—	—	—	—	11.25%	11.25%
Interest Rate Derivatives:
Interest rate swap agreements Notional amount	403,703	—	—	—	—	—	403,703
Average pay rate	4.73%	—	—	—	—	—	4.73%
Average receive rate	5.16%	—	—	—	—	—	5.16%

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

Management monitors the interest rate environment and may employ pre-funding and other hedging strategies designed to mitigate the impact of changes in interest rates. However, we can provide no assurance that pre-funding or other hedging strategies will mitigate the impact of changes in interest rates. Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our receivables. As the level of interest rates increases, our gross interest rate spread on new originations will generally decline because the rates charged on the contracts we originated or purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs to consumers. We believe that our profitability and liquidity could be adversely affected during any period of higher interest rates, possibly to a material degree. Fed funds rates decreased during 2007 to 4.25%, a decrease of 1.0% as compared to 2006. The Federal Reserve reduced rates an additional 1.25% in January 2008 and 0.75% in March 2008 pushing the fed funds rate to 2.25%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements and reports of independent registered public accounting firm are included herein:

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company’s internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/  Daniel D. Leonard
Daniel D. Leonard
President & Chief Executive Officer

Date: March 28, 2008

/s/  Mike L. Wilhelms
Mike L. Wilhelms
Senior Vice President & Chief Financial Officer

Date: March 28, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder
of Triad Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Triad Financial Corporation (the “Successor Company”) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the period from April 30, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder
of Triad Financial Corporation:

In our opinion, the accompanying consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of Triad Financial Corporation (the “Predecessor Company”) and its subsidiaries for the period from January 1, 2005 through April 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2008

TRIAD FINANCIAL CORPORATION

Consolidated Balance Sheets

	Successor
	December 31, 2007	December 31, 2006
	(Note 1)	(Note 1)
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$52,505	$60,367
Cash — restricted	295,786	274,059
Finance receivables held for investment, net	3,514,979	3,781,469
Retained interest in securitized assets	10,916	102,531
Accounts receivable, net	46,965	50,918
Fixed assets, net of accumulated depreciation of $23,235 in 2007 and $13,913 in 2006	15,222	19,294
Collateral held for resale	29,383	17,072
Capitalized financing costs, net of accumulated amortization of $13,369 in 2007 and $20,826 in 2006	11,532	15,031
Deferred tax asset, net	89,028	63,731
Goodwill	30,446	30,446
Taxes receivable	8,054	—
Other assets	2,736	3,617

Total assets	$4,107,552	$4,418,535

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Revolving credit facilities	$334,390	$529,131
Securitization notes payable	3,195,489	3,258,215
Senior notes payable	149,256	149,167
Taxes payable	—	3,499
Other liabilities	71,826	72,364

Total liabilities	3,750,961	4,012,376

Commitments and contingencies (Note 12)
Stockholder’s Equity
Preferred stock, no par value; authorized 3,000,000 shares; issued and outstanding none at December 31, 2007 and 1,500,000 shares at December 31, 2006	—	30,000
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at December 31, 2007 and 2006	—	—
Additional paid in capital	345,000	345,000
Retained earnings	9,690	22,075
Accumulated other comprehensive income	1,901	9,084

Total stockholder’s equity	356,591	406,159

Total liabilities and stockholder’s equity	$4,107,552	$4,418,535

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION

Consolidated Statements of Operations

	Successor		Predecessor
	Year	Year	April 30, 2005	January 1, 2005
	Ended	Ended	Through	Through
	December 31, 2007	December 31, 2006	December 31, 2005	April 29, 2005
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
	(Dollars in thousands)
Financing and other interest income	$629,898	$577,340	$215,114	$127,243
Interest expense	218,668	202,929	85,958	21,440

Net interest margin	411,230	374,411	129,156	105,803
Provision for credit losses	284,457	256,762	58,909	—

Net interest margin after provision for credit losses	126,773	117,649	70,247	105,803
Servicing income	7,824	21,966	19,275	16,597
Other income (expense)	(3,942)	21,602	12,803	9,512

Total other revenues	3,882	43,568	32,078	26,109

Operating expenses
Compensation and employee benefits	87,318	78,685	47,447	22,944
Occupancy and equipment	16,231	15,501	10,359	4,921
System and data processing	13,235	14,570	8,075	6,729
Professional services	6,887	7,632	5,482	1,185
Advertising	3,997	1,627	925	171
Telecommunications	3,649	3,315	2,088	1,016
Other	15,436	17,275	11,513	2,891

Total operating expenses	146,753	138,605	85,889	39,857

Other expenses	—	—	—	30,505

Total expenses	146,753	138,605	85,889	70,362

Income (loss) before income taxes	(16,098)	22,612	16,436	61,550
Benefit (provision) for income taxes	5,520	(8,945)	(6,453)	(23,208)

Net income (loss)	$(10,578)	$13,667	$9,983	$38,342

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION

Consolidated Statements of Stockholder’s Equity

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
			(Dollars in thousands)

(Predecessor, Note 1)
Balance, December 31, 2004	$—	$5,047	$342,703	$88,346	$22,617	$458,713
Comprehensive income
Net income	—	—	—	38,342	—	38,342
Net unrealized loss on retained interest in securitized assets (net of tax of $2,875)	—	—	—	—	(4,750)	(4,750)

Total comprehensive income, net of tax	—	—	—	38,342	(4,750)	33,592

Balance, April 29, 2005	$—	$5,047	$342,703	$126,688	$17,867	$492,305
(Successor, Note 1)
Purchase accounting adjustments	—	(5,047)	(342,703)	(126,688)	(17,867)	(492,305)
Issuance of common stock	—	—	345,000	—	—	345,000
Comprehensive income
Net income	—	—	—	9,983	—	9,983
Net unrealized gain on retained interest in securitized assets (net of tax of $1,207)	—	—	—	—	1,849	1,849

Total comprehensive income, net of tax	—	—	—	9,983	1,849	11,832

Balance, December 31, 2005	$—	$—	$345,000	$9,983	$1,849	$356,832
Issuance of preferred stock	30,000	—	—	—	—	30,000
Preferred stock dividends declared	—	—	—	(1,575)	—	(1,575)
Comprehensive income
Net income	—	—	—	13,667	—	13,667
Net unrealized gain on retained interest in securitized assets (net of tax of $4,724)	—	—	—	—	7,235	7,235

Total comprehensive income, net of tax	—	—	—	13,667	7,235	20,902

Balance, December 31, 2006	$30,000	$—	$345,000	$22,075	$9,084	$406,159
Redemption of preferred stock	(30,000)	—	—	—	—	(30,000)
Preferred stock dividends declared	—	—	—	(788)	—	(788)
Common stock dividends declared	—	—	—	(1,019)	—	(1,019)
Comprehensive income (loss)
Net loss	—	—	—	(10,578)	—	(10,578)
Net unrealized loss on retained interest in securitized assets (net of tax of $4,691)	—	—	—	—	(7,183)	(7,183)

Total comprehensive loss, net of tax	—	—	—	(10,578)	(7,183)	(17,761)

Balance, December 31, 2007	$—	$—	$345,000	$9,690	$1,901	$356,591

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year	Year	April 30, 2005	January 1, 2005
	Ended	Ended	Through	Through
	December 31, 2007	December 31, 2006	December 31, 2005	April 29, 2005
	(Note 1)	(Note 1)	(Note 1)	(Note 1)
	(Dollars in thousands)
Cash flows from operating activities
Net (loss) income	$(10,578)	$13,667	$9,983	$38,342
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Purchases of finance receivables held for sale	—	—	—	(627,399)
Collections on finance receivables held for sale	—	—	—	215,322
Depreciation and amortization	27,425	20,624	12,417	2,714
Provision for credit losses	284,457	256,762	58,909	—
Deferred income tax benefit	(20,606)	(55,379)	(14,283)	—
Accretion of present value discount	(22,593)	(24,803)	(28,953)	(22,046)
Amortization of purchase premium	29,379	56,378	83,563	—
Impairment charges on retained interest on securitizations	—	—	4,098	490
Loss on repurchase of receivables from gain on sale trusts	7,016	—	—	—
Loss on write-down of fixed assets	1,014	—	—	—
Changes in operating assets and liabilities
Accounts receivable	3,953	(19,480)	9,733	(3,711)
Other assets	(926)	563	(3,393)	(375)
Other liabilities	(1,589)	7,481	31,544	(8,161)
Current tax receivable/payable	(11,553)	(3,424)	6,923	21,259

Net cash provided by (used in) operating activities	285,399	252,389	170,541	(383,565)

Cash flows from investing activities
Acquisition of Triad Financial Corporation (Note 1)	—	—	(553,548)	—
Distributions from gain on sale trusts	111,972	150,331	99,255	75,675
Payments to Ford Motor Credit	(9,801)	—	—	—
Repurchases from gain on sale trusts	(195,569)	(131,005)	—	—
Purchases of finance receivables held for investment	(1,359,842)	(2,662,201)	(1,259,827)	—
Collections on finance receivables held for investment	1,479,097	1,289,143	579,290	43,760
Change in restricted cash	(21,727)	(120,828)	(153,231)	—
Purchases of fixed assets	(5,213)	(10,921)	(7,771)	(1,556)

Net cash (used in) provided by investing activities	(1,083)	(1,485,481)	(1,295,832)	117,879

Cash flows from financing activities
Net change in warehouse credit facilities	(153,741)	(396,717)	830,848	—
Net change in residual credit facilities	(41,000)	(10,000)	105,000	—
Net change in due to Ford Motor Credit Company	—	(52,323)	(1,828,126)	263,546
Issuance of securitization notes	1,373,410	2,829,995	2,009,168	—
Payment on securitization notes	(1,436,136)	(1,144,048)	(436,900)	—
Issuance of senior notes	—	—	149,066	—
Capitalized finance costs	(4,711)	(8,743)	(27,114)	—
Issuance of preferred stock	—	30,000	—	—
Redemption of preferred stock	(30,000)	—	—	—
Issuance of common stock	—	—	345,000	—

Net cash (used in) provided by financing activities	(292,178)	1,248,164	1,146,942	263,546

Net (decrease) increase in cash	(7,862)	15,072	21,651	(2,140)

Cash
Beginning of period	60,367	45,295	23,644	25,784

End of period	$52,505	$60,367	$45,295	$23,644

Non-cash activity
Goodwill generated from acquisition of Triad Financial Corporation (Note 1)	$—	$—	$30,446	$—

Transfer of finance receivable from held for sale to held for investment	$—	$—	$—	$41,894

Preferred stock dividends declared	$788	$1,575	$—	$—

Common stock dividends declared	$1,019	$—	$—	$—

Supplemental Disclosure
Interest paid	$219,482	$199,217	$81,756	$—

Income taxes paid	$26,855	$69,078	$13,813	$—

The accompanying notes are an integral part of these consolidated financial statements.

Triad Financial Corporation

Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

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

Sale of Receivables

All securitization transactions executed by the Company subsequent to April 29, 2005 have been accounted for as secured financings in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables were sold in 2007, 2006 or 2005.

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

the servicing rights and receives a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing rights, no servicing asset or liability is recorded and the fee is recognized as collected over the remaining term of the related sold finance receivables.

Allowance for Credit Losses

The allowance for credit losses is our estimate of incurred credit losses related to held for investment receivables as of the date of the financial statements. This allowance is based on such factors as the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors. Finance receivables are charged to the allowance for credit losses when an account is deemed to be uncollectible. This charge takes into account the estimated value of any collateral. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.

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

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, our interest rate swap agreements outstanding are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Fair value is calculated using current market values for similar instruments with the same remaining maturities.

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

Depreciation expense totaled $9.3 million for the year ended December 31, 2007. Depreciation expense totaled $8.4 million for the year ended December 31, 2006, $2.7 million for the period January 1, 2005 through April 29, 2005 and $5.6 million for the period April 30, 2005 through December 31, 2005.

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

Effective January 1, 2007, the Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that a more likely than not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, measurement, classification, interest and penalties, interim accounting periods, disclosure and transition. FIN 48 requires that the new standard be applied to the balances of the assets and liabilities as of the beginning of the period of adoption and that any corresponding adjustment be made to the opening balance of retained earnings. The Company’s adoption of FIN 48 is further described in Note 10.

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

these financial statements include the market value adjustments recorded in connection with purchase accounting, the allowance for credit losses and the fair value of retained interests in securitized assets.

3.	Finance Receivables

Finance receivables at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)

Finance receivables held for investment	$3,124,036	$3,045,938
Premiums and discounts, net	(3,592)	(7,699)
Deferred costs, net	25,767	26,325

Finance receivables held for investment, gross	3,146,211	3,064,564
Allowance for credit losses	(230,500)	(195,000)

Finance receivables held for investment, net	2,915,711	2,869,564

Predecessor finance receivables held for investment, net	475,296	849,246
Finance receivables repurchased from gain on sale trusts, net	123,972	62,659

Finance receivables, net	$3,514,979	$3,781,469

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

The aggregate unpaid principal balances of finance receivables more than 60 days past due were $156.0 million at December 31, 2007 and $97.3 million at December 31, 2006.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
		(Dollars in thousands)

Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(111,258)	—	(111,258)	85,202	(26,056)
Principal collections	(347,894)	—	(347,894)	—	(347,894)
Charge-offs, net of sales proceeds and recoveries	(55,292)	55,292	—	—	—
Reclassifications	—	17	17	(17)	—
Change in cash flows	(92,538)	92,538	—	—	—

Balance, December 31, 2007	$639,854	$(105,391)	$534,463	$(59,167)	$475,296

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
		(Dollars in thousands)

Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(193,929)	—	(193,929)	140,836	(53,093)
Principal collections	(566,071)	—	(566,071)	—	(566,071)
Charge-offs, net of sales proceeds and recoveries	(74,005)	74,005	—	—	—
Reclassifications	—	58,116	58,116	(58,116)	—
Change in cash flows	(139,351)	139,351	—	—	—

Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
		(Dollars in thousands)

Balance, April 29, 2005	$3,163,361	$(735,613)	$2,427,748	$(365,383)	$2,062,365
Interest income	(198,730)	—	(198,730)	115,167	(83,563)
Principal collections	(510,392)	—	(510,392)	—	(510,392)
Charge-offs	(68,659)	68,659	—	—	—
Reclassifications	—	(23,144)	(23,144)	23,144	—
Change in cash flows	(165,388)	165,388	—	—	—

Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The activity in the finance receivables repurchased from gain on sale trusts for the years ended December 31, 2007 and 2006 is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
		(Dollars in thousands)

Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	216,159	(17,862)	198,297	(12,631)	185,666
Interest income	(17,563)	—	(17,563)	14,239	(3,324)
Principal collections	(121,029)	—	(121,029)	—	(121,029)
Charge-offs	(5,243)	5,243	—	—	—
Reclassifications	—	6,252	6,252	(6,252)	—
Change in cash flows	2,348	(2,348)	—	—	—

Balance, December 31, 2007	$145,125	$(12,852)	$132,273	$(8,301)	$123,972

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
		(Dollars in thousands)

Balance, December 31, 2005	$—	$—	$—	$—	$—
Finance receivables repurchased	145,203	(12,018)	133,185	(7,662)	125,523
Interest income	(9,810)	—	(9,810)	6,525	(3,285)
Principal collections	(59,579)	—	(59,579)	—	(59,579)
Charge-offs	(5,486)	5,486	—	—	—
Reclassifications	—	2,520	2,520	(2,520)	—
Change in cash flows	125	(125)	—	—	—

Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659

During 2007 and 2006 expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables, which is expected to continue in future periods.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

4.	Allowance For Credit Losses

The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Successor			Predecessor
			April 30,	January 1,
			2005	2005
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	April 29,
	2007	2006	2005	2005
		(Dollars in thousands)
Balance, beginning of period	$195,000	$51,259	$—	$16,081
Provision for credit losses	284,457	256,762	58,909	—
Charge-offs	(274,553)	(118,089)	(7,729)	(7,465)
Recoveries	25,596	5,068	79	6,447

Balance, end of period	$230,500	$195,000	$51,259	$15,063

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

Servicing Portfolio

The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated are summarized as follows:

	Successor			Predecessor
			April 30,	January 1,
			2005	2005
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	April 29,
	2007	2006	2005	2005
		(Dollars in thousands)
Balance, beginning of period	$484,818	$1,130,352	$1,719,178	$2,082,102
Called receivables	(195,569)	(131,005)	—	—
Collections and charge-offs	(195,152)	(514,529)	(588,826)	(362,924)

Balance, end of period	$94,097	$484,818	$1,130,352	$1,719,178

The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $5.2 million at December 31, 2007 and $18.0 million at December 31, 2006. Credit losses, net of recoveries, totaled $18.2 million and $53.9 million for the years ended December 31, 2007 and 2006, respectively, $49.0 million for the period January 1, 2005 through April 29, 2005 and $87.0 million for the period April 30, 2005 through December 31, 2005.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Retained Interest in Securitized Assets

The components of the retained interest in securitized assets, carried at fair value, at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)

Restricted cash held for the benefit of securitizations	$14,731	$57,751
Overcollaterization receivable	12,233	63,026
Interest-only	(447)	2,257

Retained interest in securitized assets, gross	26,517	123,034
Payable to Ford Credit	(15,601)	(20,503)

Retained interest in securitized assets, net	$10,916	$102,531

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

Retained interests in securitized assets are net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. We made payments to Ford Credit totaling $9.8 million during the year ended December 31, 2007 pursuant to the agreement. The estimated present value of the remaining payments that will be due to Ford Credit pursuant to the agreement is approximately $15.6 million. The exact amount of these remaining payments will not be known until the last of five securitizations entered into by the Company prior to the Acquisition are called. The Company anticipates that these payments will continue through the second quarter of 2008 when the last of the five securitizations is expected to be called. The exact amount of the remaining payments to Ford Credit will be dependent upon, among other things, the performance of the contracts and loans in the respective pools and the net collections ultimately received on those loans.

Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $8.6 million at December 31, 2007 and $9.7 million at December 31, 2006.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The activity in the retained interest in securitized assets for the periods indicated is summarized as follows:

					Retained		Retained
					Interest in		Interest in
	Subordinated	Restricted	Over-	Interest-	Securitized	Payable to	Securitized
	Certificates	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)

(Predecessor, Note 1)
Balance, December 31, 2004	$26,934	$82,225	$254,445	$(8,523)	$355,081	$—	$355,081
Distributions	(21,827)	(1,927)	(28,464)	(23,457)	(75,675)	—	(75,675)
Residual interest income	—	—	—	22,046	22,046	—	22,046
Impairment charge	—	—	—	(490)	(490)	—	(490)
Unrealized gains (losses)	—	—	—	(7,625)	(7,625)	—	(7,625)

Balance, April 29, 2005	$5,107	$80,298	$225,981	$(18,049)	$293,337	$—	$293,337

(Successor, Note 1)
Purchase accounting adjustments	—	—	—	—	—	(5,040)	(5,040)
Distributions	(5,107)	—	(75,698)	(18,450)	(99,255)	—	(99,255)
Residual interest income	—	—	—	29,605	29,605	(652)	28,953
Impairment charge	—	—	—	(8,197)	(8,197)	4,099	(4,098)
Unrealized gains (losses)	—	—	—	7,536	7,536	(4,481)	3,055

Balance, December 31, 2005	$—	$80,298	$150,283	$(7,555)	$223,026	$(6,074)	$216,952

Distributions	—	(22,547)	(87,257)	(41,456)	(151,260)	—	(151,260)
Residual interest income	—	—	—	26,696	26,696	(1,893)	24,803
Realized losses	—	—	—	152	152	(76)	76
Unrealized gains (losses)	—	—	—	24,420	24,420	(12,460)	11,960

Balance, December 31, 2006	$—	$57,751	$63,026	$2,257	$123,034	$(20,503)	$102,531

Distributions	—	(43,020)	(50,793)	(18,159)	(111,972)	—	(111,972)
Residual interest income	—	—	—	25,374	25,374	(2,781)	22,593
Realized gain (losses)	—	—	—	(325)	(325)	164	(161)
Unrealized gains (losses)	—	—	—	(9,594)	(9,594)	(2,282)	(11,876)
Payment to Ford Credit )	—	—	—	—	—	9,801	9,801

Balance, December 31, 2007	$—	$14,731	$12,233	$(447)	$26,517	$(15,601)	$10,916

At December 31, 2007, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate of 1.40 and an expected cumulative lifetime loss of 11.3%.

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, the estimated decreases in fair value of our retained interests in securitized assets as a result of an immediate 10% and 20% adverse change in key assumptions utilized in determining fair value are as follows:

(Dollars in thousands)

Decrease in fair value from 10% adverse change in discount rate	$(129)
Decrease in fair value from 20% adverse change in discount rate	$(257)
Decrease in fair value from 10% adverse change in prepayment rate	$(237)
Decrease in fair value from 20% adverse change in prepayment rate	$(694)
Decrease in fair value from 10% adverse change in cumulative lifetime loss	$(3,630)
Decrease in fair value from 20% adverse change in cumulative lifetime loss	$(6,239)

The effect of a variation in a particular assumption on the fair value of retained interests in securitized assets was calculated without changing any other assumptions and changes in one factor may result in changes in another.

Expected static pool credit losses related to outstanding securitized receivables were 11.3% at December 31, 2007. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

6.	Revolving Credit Facilities

Amounts outstanding under our warehouse and residual loan facilities at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)

Warehouse loan facilities	$280,390	$434,131
Residual loan facilities	54,000	95,000

Total revolving credit facilities	$334,390	$529,131

Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at December 31, 2007 are summarized as follows:

	Facility	Advances	Collateral
	Amount	Outstanding	Pledged
	(Dollars in thousands)
Warehouse loan facility, due April 2009	$625,000	$280,390	$328,343
Residual loan facility, due April 2009	125,000	54,000	391,922

Our warehouse loan facility with Citibank Global Markets Realty Corp. provides for borrowings up to $750.0 million less amounts drawn on our corresponding residual facility. Our residual loan facility provides for borrowings up to $125.0 million. Our warehouse and residual loan facilities bear interest at a floating rate. At December 31, 2007, the interest rate on our warehouse loan facility was 5.05% and the interest rate on our residual loan facility was 7.10%.

The Company’s warehouse and residual loan facilities with Goldman Sachs Mortgage Company, due October 2007, were paid off on October 26, 2007. The funds necessary to pay off these facilities were obtained through the transfer of collateral to, and simultaneous additional advances on the Company’s other warehouse and residual facilities, due April 2009.

On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provides up to $500.0 million of funding for automobile retail installment sales contract receivables originated

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

or purchased by us. The facility has a two year commitment but may expire after 364 days if the liquidity facility is not renewed.

The Company will provide a guarantee under each warehouse facility equal to 10% of the amount outstanding at the time the guarantee is drawn on by the lender.

Under the terms of our revolving credit facilities, the Company transfers eligible collateral, including finance receivables and retained interests in securitized assets, to special purpose finance subsidiaries of the Company. These subsidiaries pledge collateral to secure advances under the facilities, pursuant to advance formulas and available credit. These subsidiaries then forward funds to the Company in consideration for the transfer of eligible collateral. While these subsidiaries are included in the Company’s consolidated financial statements, they are separate legal entities and the collateral and other assets they hold are legally owned by these subsidiaries and are not available to creditors of the Company or its other subsidiaries.

The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of December 31, 2007, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.

Interest expense for the years ended December 31, 2007 and 2006 includes $14.4 million and $17.7 million, respectively, of expense incurred to Goldman Sachs Mortgage Company. Interest expense for the period April 30, 2005 through December 31, 2005 includes $12.1 million of expense incurred to Goldman Sachs Mortgage Company.

7.	Securitization Notes Payable

Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at December 31, 2007 are summarized as follows:

		Original
		Weighted	Collateral
	Original	Average	Pledged at	Note
	Note	Interest	December 31,	Balance at
Transaction	Amount	Rate	2007	December 31, 2007
		(Dollars in thousands)

2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$320,405	$300,670
2005-B, due April 12, 2013(a)	$905,303	4.32%	$293,925	$272,080
2006-A, due April 12, 2013(a)	$822,500	4.88%	$378,646	$344,384
2006-B, due November 12, 2012(a)	$915,500	5.50%	$496,052	$459,257
2006-C, due May 13, 2013(a)	$1,092,200	5.37%	$704,076	$644,588
2007-A, due February 12, 2014(a)	$775,110	5.34%	$657,395	$593,694
2007-B, due July 14, 2014(a)	$598,330	5.70%	$643,204	$580,816

				$3,195,489

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

Capitalized financing costs with an unamortized balance of $7.5 million at December 31, 2007 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.5 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceeded certain targets, the specified credit enhancement levels would be increased by increasing the required spread account level. At December 31, 2007, the cumulative net loss ratio for the Company’s 2006-C securitization trust exceeded one of its target ratios. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio immediately increased from 2% to 3%, resulting in a delay in cash distributions to the Company. This requirement will remain at 3% until the trust is back in compliance with its target for three consecutive months. At January 31, 2008, the cumulative net loss ratio for the Company’s 2006-B securitization trust exceeded one of its target ratios as well. That credit enhancement requirement also immediately increased from 2% to 3%, where it will remain until the trust is back in compliance with its spread cap target for three consecutive months.

Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. Except as discussed above, the Company was in compliance with its agreements with its guarantee insurance providers at December 31, 2007.

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

Capitalized financing costs with an unamortized balance of $4.0 million at December 31, 2007 are being amortized over the contractual term of the notes. Capitalized financing costs include $2.8 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

9.	Preferred Stock

On June 30, 2006, the Company sold 1,500,000 shares of Non-Voting Preferred Stock to Triad Holdings for an aggregate purchase price of $30,000,000 in cash. No underwriting discounts or commissions were paid.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The Non-Voting Preferred Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Holdings investment intent, financial and business matters sophistication and other typical investment representations. To the extent declared by the board of directors of the Company, quarterly dividends were payable at an annual rate of 10.5%. Triad Holdings pledged its Non-Voting Preferred Stock of Triad Financial Corporation to secure its loan with Citigroup Global Markets Realty Corp. The Non-Voting Preferred Stock was redeemed at par on April 27, 2007.

For the year ended December 31, 2007, the Company declared and settled through intercompany transactions dividends of $787,500 based on an annual rate of 10.5% to Triad Holdings.

10.	Income Taxes

The provision for income taxes and the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated are summarized as follows:

	Successor			Predecessor
			April 30,	January 1,
			2005	2005
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	April 29,
	2007	2006	2005	2005
	(Dollars in thousands)
Current:
Federal	$12,436	$54,208	$17,702	$20,650
State	2,650	10,116	3,034	2,558

Total current expense	15,086	64,324	20,736	23,208
Deferred:
Federal	(16,997)	(46,704)	(12,244)	—
State	(3,609)	(8,675)	(2,039)	—

Total deferred benefit	(20,606)	(55,379)	(14,283)	—

Total:
Federal	(4,561)	7,504	5,458	20,650
State	(959)	1,441	995	2,558

(Benefit) provision for income taxes	$(5,520)	$8,945	$6,453	$23,208

Expected federal income tax at 35%	$(5,634)	$7,914	$5,752	$21,543
State taxes, net of federal tax	(689)	926	641	1,665
Accrued interest	679	—	—	—
Other	124	105	60	—

(Benefit) provision for income taxes	$(5,520)	$8,945	$6,453	$23,208

Effective income tax rate	(34.3)%	39.6%	39.3%	37.7%

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Allowance for credit losses	$56,715	$39,524
Goodwill	45,545	59,899
Securitizations	2,934	7,570
Other	6,549	4,994

Gross deferred tax assets	111,743	111,987

Deferred tax liabilities:
Discount on predecessor finance receivables held for investment	(11,354)	(32,033)
Deferred loan origination costs	(10,121)	(10,292)
Other comprehensive income	(1,240)	(5,931)
Other	—	—

Gross deferred tax liabilities	(22,715)	(48,256)

Net deferred tax asset	$89,028	$63,731

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

The changes in the Company’s gross unrecognized tax benefits are summarized as follows:

Gross Unrecognized
Tax Benefits
(Dollars in thousands)

Balance, January 1, 2007	$3,407
Additions (reductions) for tax positions of prior periods	418
Additions (reductions) for tax positions relating to the current period	—
Settlements	—
Lapses in statutes of limitations	—

Balance, December 31, 2007	$3,825

If recognized, the $3.8 million unrecognized tax benefit would have no impact on the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At December 31, 2007, the Company had accrued $0.7 million net of tax benefit recognized for the potential payment of interest.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All tax periods subsequent to the Acquisition are open to examination by the Internal Revenue Service and the states to which we are subject to tax

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

11.	Derivative Financial Instruments

At December 31, 2007, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $1.7 billion. These agreements were valued at a loss of $10.5 million at December 31, 2007. Other income (expense) for the year ended December 31, 2007 included $17.5 million in losses on our interest rate swap agreements. Other income (expense) for the year ended December 31, 2006 included $0.7 million in gains on our interest rate swap agreements. Other income (expense) included gains on our interest rate swap agreements of $5.2 million for the period January 1, 2005 through April 29, 2005 and $2.2 million for the period April 30, 2005 through December 31, 2005.

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

Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at December 31, 2007 with respect to these matters cannot be ascertained, the Company believes that any resulting liability would not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.

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

During the third quarter of 2007, the Company entered into a consulting agreement with Carl B. Webb. Under the terms of the agreement, Mr. Webb will provide consulting services to the Company in return for a fee of $250,000 per annum. This consulting agreement was amended in the first quarter of 2008 to change the annual fee to $500,000.

In July 2007, the Company announced that it would be transitioning certain functions from its Huntington Beach, California facility to its North Richland Hills, Texas facility. These functions include loss recovery, remarketing, risk management, human resources and corporate legal. The Company also announced that it would be designating North Richland Hills, Texas as its corporate headquarters. This transition was substantially completed by the end of 2007. During 2007, the Company recorded charges totaling $5.3 million related to the transition, of which $1.5 million was accrued at December 31, 2007.

In December 2007, the Company entered into an agreement with Kevin Harvick, Inc. regarding the sponsorship of a NASCAR team for the 2008 racing season. Under the terms of that agreement, the Company will pay $2.8 million in sponsorship fees in 2008.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations amounted to $4.2 and $4.1 million for the years ended December 31, 2007 and 2006, respectively. Rental expense charged to operations totaled $1.4 million for the period January 1, 2005 through April 29, 2005 and $3.0 million for the period April 30, 2005 through December 31, 2005.

Future minimum rental commitments under all noncancellable leases at December 31, 2007 are summarized as follows:

(Dollars in thousands)

Year ending December 31,
2008	$3,322
2009	$3,351
2010	$3,449
2011	$2,528
2012	$2,148

13.	Stock-Based Compensation

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

The Company recorded compensation expense of $2.1 million and $0.9 million for stock-based employee compensation for the years ended December 31, 2007 and 2006, respectively. Compensation expense for the year ended December 31, 2007 included a $1.6 million payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date. The Company granted 366,000 options during the year ended December 31, 2007. The Company granted 1.0 million and 4.0 million options during years ended December 31, 2006 and 2005, respectively. Since the inception of the plan, no options have been exercised.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

A summary of stock option activity under the Company’s stock option plan is summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except weighted- average exercise price)

Outstanding at December 31, 2004	$—	$—
Granted	4,000	7.50
Canceled	(480)	7.50
Forfeited	(1,520)	7.50

Outstanding at December 31, 2005	2,000	$7.50

Granted	1,000	$7.73
Canceled	(2)	$7.73
Forfeited	(10)	$7.73

Outstanding at December 31, 2006	2,988	$7.58

Granted	366	$8.37
Canceled	(220)	$7.54
Forfeited	(267)	$7.58

Outstanding at December 31, 2007	2,867	$7.68

Exercisable at December 31, 2007	1,404	$7.60

Weighted average remaining contractual life in years		8.07

14.	Fair Value of Financial Instruments

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

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies available to management at December 31, 2007 and 2006. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	Successor
	December 31, 2007		December 31, 2006
	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$52,505	$52,505	$60,367	$60,367
Cash — restricted	295,786	295,786	274,059	274,059
Finance receivables held for investment, net	3,514,979	3,520,556	3,781,469	4,023,873
Retained interest in securitized assets	10,916	10,916	102,531	102,531
Interest rate swap agreements	(10,548)	(10,548)	340	340
Liabilities:
Revolving credit facilities	$334,390	$334,390	$529,131	$529,131
Securitization notes payable	3,195,489	2,884,285	3,258,215	2,919,444
Senior notes payable	149,256	149,256	149,167	149,167

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

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Financial Data (unaudited)

The following table summarizes quarterly financial results :

		(Revised)	(Revised)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Year ended December 31, 2007:
Total revenues	$167,166	$167,138	$153,973	$145,503
Income (loss) before income taxes	14,703	14,966	(7,625)	(38,142)
Net income (loss)	8,934	8,695	(4,673)	(23,534)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Year ended December 31, 2006:
Total revenues	$125,433	$153,388	$163,536	$178,551
Income (loss) before income taxes	10,768	16,353	4,022	(8,531)
Net income (loss)	6,558	9,966	2,434	(5,291)

We have revised certain amounts previously reported in our unaudited interim consolidated financial statements for the second and third quarters of 2007 to correct errors related to the accounting for interest rate derivative contracts entered into in the second quarter of 2007. During the fourth quarter of 2007, the Company discovered that its gains (losses) on its interest rate swap agreements previously reported in its unaudited interim consolidated financial statements for the second and third quarters of 2007 were incorrect because the effect of one of its interest rate swap agreements was omitted. As a result of the errors, the Company’s other income was understated by $1.0 million for the three months ended June 30, 2007 and overstated by $3.6 million for the three months ended September 30, 2007. The Company’s net cash flows were not impacted by these errors.

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The impact of the revisions is summarized as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
	(Dollars in thousands)

Financing and other interest income	$158,174	$—	$158,174	$319,704	$—	$319,704
Interest expense	55,711	—	55,711	110,574	—	110,574

Net interest margin	102,463	—	102,463	209,130	—	209,130
Provision for credit losses	60,225	—	60,225	122,855	—	122,855

Net interest margin after provision for credit losses	42,238	—	42,238	86,275	—	86,275
Servicing income	2,071	—	2,071	5,048	—	5,048
Other income	5,937	956	6,893	8,596	956	9,552

Total other revenues	8,008	956	8,964	13,644	956	14,600
Operating expenses
Compensation and employee benefits	22,905	—	22,905	43,657	—	43,657
Occupancy and equipment	3,907	—	3,907	8,049	—	8,049
System and data processing	3,291	—	3,291	6,628	—	6,628
Professional services	1,073	—	1,073	2,607	—	2,607
Telecommunications	872	—	872	1,818	—	1,818
Advertising	1,143	—	1,143	1,922	—	1,922
Other	3,045	—	3,045	6,525	—	6,525

Total operating expenses	36,236	—	36,236	71,206	—	71,206

Income before income taxes	14,010	956	14,966	28,713	956	29,669
Provision for income taxes	(5,897)	(374)	(6,271)	(11,666)	(374)	(12,040)

Net income	$8,113	$582	$8,695	$17,047	$582	$17,629

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
	(Dollars in thousands)

Financing and other interest income	$155,264	$—	$155,264	$474,968	$—	$474,968
Interest expense	54,771	—	54,771	165,345	—	165,345

Net interest margin	100,493	—	100,493	309,623	—	309,623
Provision for credit losses	70,146	—	70,146	193,001	—	193,001

Net interest margin after provision for credit losses	30,347	—	30,347	116,622	—	116,622
Servicing income	1,754	—	1,754	6,802	—	6,802
Other income (expense)	573	(3,618)	(3,045)	9,169	(2,662)	6,507

Total other revenues	2,327	(3,618)	(1,291)	15,971	(2,662)	13,309
Operating expenses
Compensation and employee benefits	21,487	—	21,487	65,144	—	65,144
Occupancy and equipment	4,081	—	4,081	12,130	—	12,130
System and data processing	3,333	—	3,333	9,961	—	9,961
Professional services	2,020	—	2,020	4,627	—	4,627
Telecommunications	954	—	954	2,772	—	2,772
Advertising	1,106	—	1,106	3,028	—	3,028
Other	3,700	—	3,700	10,225	—	10,225

Total operating expenses	$36,681	$—	$36,681	$107,887	$—	$107,887

Income (loss) before income taxes	(4,007)	(3,618)	(7,625)	24,706	(2,662)	22,044
Benefit (provision) for income taxes	1,538	1,414	2,952	(10,128)	1,040	(9,088)

Net income (loss)	$(2,469)	$(2,204)	$(4,673)	$14,578	$(1,622)	$12,956

Triad Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	At June 30, 2007			At September 30, 2007
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
	(Dollars in thousands)

Assets
Cash and cash equivalents	$62,297	$—	$62,297	$55,954	$—	$55,954
Cash — restricted	310,828	—	310,828	285,336	—	285,336
Finance receivables held for investment, net	3,634,730	—	3,634,730	3,570,251	—	3,570,251
Retained interest in securitized assets, net	47,545	—	47,545	40,586	—	40,586
Account receivable, net	43,846	—	43,846	44,999	—	44,999
Fixed assets, net of accumulated depreciation	15,948	—	15,948	14,803	—	14,803
Collateral held for resale	15,275	—	15,275	19,148	—	19,148
Capitalized financing costs, net of accumulated amortization	13,549	—	13,549	11,094	—	11,094
Deferred tax assets, net	81,798	(374)	81,424	84,315	1,040	85,355
Goodwill	30,446	—	30,446	30,446	—	30,446
Other assets	4,066	956	5,022	3,483	—	3,483

Total assets	$4,260,328	$582	$4,260,910	$4,160,415	$1,040	$4,161,455

Liabilities
Revolving credit facilities	302,553	—	302,553	599,959	—	599,959
Securitization notes payable	3,336,163	—	3,336,163	2,948,636	—	2,948,636
Senior notes payable	149,210	—	149,210	149,233	—	149,233
Taxes payable	9,458	—	9,458	5,310	—	5,310
Other liabilities	72,529	—	72,529	70,846	2,662	73,508

Total liabilities	3,869,913	—	3,869,913	3,773,984	2,662	3,776,646

Stockholder’s Equity
Common stock	—	—	—	—	—	—
Additional paid-in-capital	345,000	—	345,000	345,000	—	345,000
Retained earnings	38,334	582	38,916	35,866	(1,622)	34,244
Accumulated other comprehensive earnings	7,081	—	7,081	5,565	—	5,565

Total stockholder’s equity	390,415	582	390,997	386,431	(1,622)	384,809

Total liabilities and stockholder’s equity	$4,260,328	$582	$4,260,910	$4,160,415	$1,040	$4,161,455

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

I.	Revised Quarterly Consolidated Financial Statements

As discussed in Note 15 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, we have revised our unaudited consolidated interim financial information for the second and third quarters of 2007 to correct errors related to interest rate swap gains (losses) in such consolidated financial statements and financial information. As a result of these corrections, we have made appropriate changes to the design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts related to our derivative financial instruments.

II.	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company’s disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s financial controls and procedures are effective at that reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and principal officers of Triad, and their positions and ages at February 28, 2008, are as follows:

Name	Age	Position

Daniel D. Leonard	59	President, CEO and Director
Mike L. Wilhelms	38	Senior Vice President and Chief Financial Officer
Paul E. Dacus	41	Senior Vice President — Risk Management
Scott A. France	45	Senior Vice President — Portfolio Management
Chris A. Goodman	42	Senior Vice President — Direct Channel Originations
Mark A. Kelly	39	Senior Vice President — Director of Risk Management and Product Development
Timothy M. O’Connor	52	Senior Vice President — General Counsel
David L. Satterfield	49	Senior Vice President — Dealer Channel Originations
Gerald J. Ford	63	Co-Chairman of the Board of Directors
Carl B. Webb	58	Co-Chairman of the Board of Directors
Peter C. Aberg	48	Director
Philip A. Canfield	40	Director
Aaron D. Cohen	31	Director
David A. Donnini	42	Director
Donald J. Edwards	42	Director
Stuart A. Katz	38	Director
Gaurav Seth(1)	32	Director
J. Randy Staff	60	Director

(1)	Appointed as a Director in November 2007 to replace Jonathan D. Fiorello who was appointed as a director in February 2007 and resigned as a director in November 2007.

The present principal occupations and recent employment history of each of our executive officers and directors listed above is as follows:

Daniel D. Leonard currently serves as our President and Chief Executive Officer, which positions he assumed in June 2007. Prior to his appointment as President and CEO, Mr. Leonard served as our Senior Vice President — Portfolio Management, a position he held since May 2003. He has over 30 years experience in the finance industry. Prior to joining Triad, Mr. Leonard served from 1991 in several positions with California Federal Bank, including as its Senior Vice President — Consumer and Business Banking, Senior Vice President — Retail Distribution, and most recently as President of its subsidiary, Auto One Acceptance Corp., an auto loan financing company. Prior to joining California Federal Bank, Mr. Leonard served in several senior management positions with BankAmerica Corp.

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

Paul E. Dacus has served as our Senior Vice President — Risk Management since February 2005. Prior to joining Triad, Mr. Dacus served from April 2004 with Centrix Financial where he was the Manager of the Risk Management Department. Prior to Centrix, Mr. Dacus was the Senior Vice President for Risk Management at Auto One Acceptance Corporation from January 1996 to August 2003. Mr. Dacus has extensive background in risk analysis, score card development, portfolio analysis and statistical modeling. Mr. Dacus is also a Chartered Financial Analyst.

Scott A. France currently serves as our SVP — Portfolio Management and joined Triad in August 2007. Prior to joining Triad, Mr. France served for 11 years as Senior Vice President Call Center Operations and Executive Vice President Portfolio Services at AmeriCredit where he was responsible for Collections, Loss Recovery, Asset Remarketing, Bankruptcy Management. Prior to AmeriCredit, Mr. France worked for World Omni Financial Corp. for 12 years in Credit, Collections and Portfolio Servicing.

Chris A. Goodman currently serves as our Senior Vice President — Direct Originations and has been with Triad since September 2001. He has over 17 years of automotive and leadership experience. Prior to joining Triad, Mr. Goodman served from 1995 in several roles with TranSouth Financial, a consumer finance company, including as its National Sales Manager and as the head of its Direct Lending Division. Prior to joining TranSouth Financial, Mr. Goodman spent five years as a consultant training finance managers, worked on the retail side of an auto dealership and owned a regional finance company that originated and sold loans to other lending institutions.

Mark A. Kelly currently serves as our Senior Vice President — Director of Risk Management and Product Development and joined Triad in June 2007 as Senior Vice President. Prior to joining Triad, Mr. Kelly was with Hunter’s Glen Ford, Ltd. in the acquisition group. Previously, Mr. Kelly served as an executive vice president and chief financial officer of Auto One Acceptance Corporation, where he was responsible for financial accounting, risk management, and regulatory compliance.

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

Gerald J. Ford is currently Chairman of the Board of Directors of First Acceptance Corporation and has been since 1996. Mr. Ford was Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp and its predecessors from 1994 to 2002. During that period, Mr. Ford also served as Chairman of the Board of Directors and Chief Executive Officer of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Ford served as a Director of Auto One Acceptance Corporation, a wholly-owned auto finance subsidiary of California Federal Bank, FSB. Mr. Ford was Chairman of the Board of Directors and Chief Executive Officer of First Gibraltar Bank, FSB from 1988 to 1993. Mr. Ford was the principal shareholder, Chairman of the Board of Directors and Chief Executive Officer of First United Bank Group, Inc. and its predecessors from 1975 to 1994. Mr. Ford is currently a Director of Hilltop Holdings, Inc., Scientific Games Corporation, Freeport-McMoRan Copper & Gold Co. and McMoRan Exploration Co. Mr. Ford also served as a Director of AmeriCredit Corp. from June 2003 until he resigned in August 2004. Mr. Ford currently is on the Board of Trustees of Southern Methodist University and was formerly the Chairman of the Board.

Carl B. Webb resigned as President and Chief Executive Officer in June 2007, and now serves as Co-Chairman of the Board of Directors of the Company. Mr. Webb has served as a director since April 29, 2005. He was President and Chief Operating Officer of Golden State Bancorp and its predecessors from 1994 to 2002. During that period, Mr. Webb also served as President and Chief Operating Officer of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Webb served as a

Director of Auto One Acceptance Corporation, a wholly-owned auto finance subsidiary of California Federal Bank, FSB. Prior to Golden State Bancorp, Mr. Webb was the President and Chief Operating Officer of First Gibraltar Bank, FSB from 1988 to 1993. Mr. Webb was the President of the First National Bank of Lubbock, Texas from 1983 to 1989. Mr. Webb is currently a Director of Hilltop Holdings, Inc., MacAndrews & Forbes Worldwide Corp., and AMB Property Corporation.

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

Philip A. Canfield is a Principal of GTCR Golder Rauner, L.L.C. and has worked at GTCR since 1992. His primary area of focus is information technology investments. In addition, Mr. Canfield is experienced in general business services investments. Mr. Canfield serves on the board of Solera Holdings, Inc. and several private companies in GTCR’s portfolio. Prior to joining GTCR, Mr. Canfield was employed in the corporate finance department of Kidder, Peabody & Co. Incorporated where he focused on public offerings and merger and acquisitions.

Aaron D. Cohen is a Vice President with GTCR Golder Rauner, L.L.C. and has been with GTCR since April 2003. Prior to joining GTCR, Mr. Cohen worked as an analyst at the private equity firm of Hicks, Muse, Tate & Furst from 2000. He worked as an analyst in the Mergers & Acquisitions Group of Salomon Smith Barney from 1998 to 2000. Mr. Cohen is currently a director of Wilton Products, Inc., a GTCR private portfolio company.

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

Stuart A. Katz is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area and Co-Head of its financial services investment activities. Mr. Katz is a Managing Director of the general partners of the GS Funds (and certain successor funds), the primary vehicles through which The Goldman Sachs Group, Inc. conducts its privately negotiated equity investment activities. Mr. Katz joined Goldman Sachs in 1996 and worked in the London office of the Principal Investment Area during the period from 1997 to 1999 and serves on the boards of various GS Fund private companies. Mr. Katz is a member of the board of directors of Validus Holdings, Ltd. and Capmark Financial Group, Inc.

Gaurav Seth is a Vice President of Goldman, Sachs & Co. in its Americas Special Situations Group (AmSSG) and is head of AmSSG’s Asset Investing business, focused primarily on the financial services, real estate and leasing sectors. Mr. Seth joined Goldman Sachs in 1998 and serves on the boards of various private companies in which AmSSG has invested.

J. Randy Staff was Executive Vice President and Chief Financial Advisor of Golden State Bancorp and its predecessors from 1994 to 2002, where Mr. Staff was primarily responsible for mergers and acquisitions. During that period, Mr. Staff also served as Executive Vice President and Chief Financial Advisor of Golden State Bancorp’s wholly-owned subsidiary, California Federal Bank, FSB. Additionally, Mr. Staff served as a Director and an interim President of Auto One Acceptance Corporation, a wholly-owned auto finance subsidiary of California Federal Bank, FSB. From 1973 to 1994, Mr. Staff was a Partner specializing in financial services at KPMG. Mr. Staff currently serves as a director of Hilltop Holdings, Inc., and is Chairman of the Board of Directors and the majority shareholder of the American Bank, N.A., Dallas, Texas and the Citizens State Bank, Jackson County, Texas and has been since 1987 and 1985, respectively.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Code of Ethics

Our Corporate Governance Committee reviewed and approved the Company’s Business Conduct Manual and Ethics Code, or the “Ethics Code”, which provides, among other things, an employee hotline to report suspected violations of our policies in this regard. The program is monitored by the Office of General Counsel. There have been no reports received either through this hotline number of by any other medium since the Ethics Code was introduced. Those who wish to review a copy of the Ethics Code can do so by contacting the Office of General Counsel at Triad Financial Corporation, 5201 Rufe Snow Drive, North Richland Hills, Texas, 76180.

Board Meetings

The Board of Directors convenes quarterly and will conduct other meetings from time to time in order to address issues that arise which require board approval. In addition to full board meetings, the following committees made up board members meet as needed to address the items delegated to them by the full board:

Audit Committee

The Audit Committee of the company meets no less frequently than quarterly to discuss, among other things, audit results presented by the company’s independent auditors and filings required to be made by the company from time to time. In addition to the members of the committee, the outside auditors, the Director of Internal Audit, the Chief Financial Officer and others may be asked to join and make presentations at such meetings. Mr. J. Randy Staff, who serves as Chairman of the Audit Committee, has been designated as the financial expert. He is joined on the Committee by Mr. David A. Donnini, Mr. Donald J. Edwards and Mr. Aaron D, Cohen. Mr. Staff is not independent as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee of the company meets periodically to, among other things, approve the slate of officers for the Company and, if applicable, establish approval and contracting authority for such officers. Mr. Peter C. Aberg serves as chairman of this committee, and Mr. Gerald J. Ford, Mr. Philip A. Canfield and Mr. Carl B. Webb serve on the committee as well.

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

Since the Acquisition, the Compensation Committee has, upon consideration of the recommendations of the Co-Chairmen of the Board and/or the CEO, determined the salary component for Senior Executive compensation. The Compensation Committee, also based on the recommendations of the Co-Chairmen of the Board and the CEO, sets the performance criteria and target levels for Senior Executive Officers (other than the CEO) with respect to potential annual incentive payments for the upcoming year. Our process begins with establishing corporate performance objectives for the year. The Compensation Committee and our Co-

Chairmen of the Board discuss strategic objectives and performance targets. We review the appropriateness of the financial measures used in our incentive plan and the degree of difficulty in achieving specific performance targets.

The recommendations to the Compensation Committee for Senior Executive Officer’s compensation, and the Compensation Committee’s review of those recommendations, are based primarily upon an assessment of corporate performance and potential to enhance long-term stockholder value in determining the amount and mix of compensation elements, and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include: (1) performance compared to the financial, operational and strategic goals established at the beginning of the year; (2) nature, scope and level of responsibilities; (3) achievement of our financial results, particularly with respect to key metrics such as credit quality, revenue, earnings and return on equity; (4) effectiveness in leading our initiatives to increase productivity and stockholder value; and (5) contribution to our commitment to corporate responsibility, including success in creating a culture of compliance with both applicable laws and our ethics policies.

We may also consider each Senior Executive Officer’s current salary and the appropriate balance between incentives for long-term and short-term performance.

Since the Acquisition in April 2005, we have used three categories of eligible compensation for the Senior Executives: base salary, annual incentive payments and stock option grants. As a privately held corporation, the Board of Directors sought to align the interests of the Senior Executives with those of the investors. In that regard, the board, in 2005, adopted the 2005 Long Term Incentive Plan for Triad Holdings Inc., or the “2005 Plan” for the Senior Executive Officers of the Company. Grants were made to the Senior Executive Officers under the 2005 Plan shortly after its adoption. Additional grants were made in 2006 to certain Senior Executive Officers, and the Compensation Committee also approved the award of grants to other key employees, to be based upon recommendations from their supervisors, subject to the approval of the President and CEO. No grants were made to the existing Senior Executive Officers in 2007, although two of the Senior Executive Officers who joined the Company in 2007 were awarded stock option grants at the time they joined the Company.

Compensation Consultant

Neither the Company nor the Compensation Committee retained any compensation consultants during 2007. In 2005, we established compensation levels using a limited benchmarking survey, relying on data provided to us by our independent compensation consultant, Towers Perrin. During 2007, the Compensation Committee reviewed the compensation packages of the Senior Executive Officers, and approved changes to the base salary of a number of those individuals. We will continue to monitor the compensation practices of our competitors and similarly situated financial institutions to ensure that our salary structure and benefits offered to our Senior Executive Officers remains competitive, so that we may attract and retain talented and experienced leaders.

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

We believe the adjustments made to the salaries of our Senior Executive Officers in 2007 achieved the goal of providing competitive salaries, but we will continue to informally monitor the compensation practices in the financial services industry.

Role of Senior Executives in Compensation Decisions

The Co-Chairmen of the Board, or the “Co-Chairmen”, annually review the performance of the Senior Executive Officers, including the Chief Executive Officer. The conclusions resulting from their recommendations, including proposed salary adjustments and annual award amounts, are then presented to the Compensation Committee for consideration and approval. The Compensation Committee can exercise its discretion in modifying those recommendations.

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

Metrics Used in Compensation Programs

The Compensation Committee, working with the CEO in the first quarter of 2007, adopted a general outline of performance-based metrics for defining Senior Executive Officer incentive compensation during 2007. These metrics (the “Performance Metrics”) are defined, and their use in Senior Executive Officer’s annual compensation is described below:

Credit Quality:  While there is a loss expectation inherent in the loans we originate and the contracts we purchase, we seek to manage the credit quality of the overall portfolio through prudent servicing practices with respect to the loans and contracts already booked, and through sound underwriting practices across all channels.

Profit Before Taxes:  This measurement takes into account overall earnings, whether they came from the pool of receivables acquired at the closing of the Acquisition, or from the contracts originated since that time.

Operating Costs:  This final financial metric is based on a targeted percentage set at the beginning of the fiscal year. The Senior Executive Officers are encouraged to control expenditures in order to meet or exceed the established goals.

For the 2007 Fiscal Year, the Compensation Committee approved the inclusion of a discretionary aspect to the Incentive Compensation of the Senior Executive Officers. These performance metrics were adopted again by the Compensation Committee for the 2008 Fiscal Year.

Review of Senior Executive Officer Performance

In addition to considering the recommendations made by the Co- Chairmen, the Compensation Committee has the opportunity to meet with the Senior Executive Officers at various times during the year, which allows them to consider and independently assess each individual’s performance and contribution.

Components of the Executive Compensation Program

We believe the total compensation and benefits program for the Senior Executive Officers should consist of the following:

•	base salaries;

•	annual incentive payment;

•	long-term incentive compensation, through stock option grants; and

•	other customary health and welfare benefits.

Base Salaries

During 2007, several changes were made among the Senior Executive Officers, including the promotion of Mr. Leonard to the position of President and Chief Executive Officer, and the hiring of a new Director of Dealer Channel Originations, a new Director of Portfolio Servicing and a new Director of Risk Management and Product Development. Senior Executive Officers’ base salaries had remained virtually unchanged since the Acquisition. Base salaries are determined by evaluating the level of responsibility and experience of the Senior Executive Officers, together with the Company’s performance.

When considering the base salary of the Senior Executive Officers for fiscal year 2007, the Co-Chairmen and the Compensation Committee took into account our 2006 performance, the changes to the composition of the Senior Executive team, as well as long and short-term goals, such as:

•	meeting pre-tax income goals;

•	successful management of portfolio and institutional risk;

•	maintenance of overall credit quality with respect to both existing and newly originated loans; and

•	the adherence to the cost structure.

The Compensation Committee, together with the Co-Chairmen, may adjust base salaries when, among other factors:

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

For 2007, the Compensation Committee approved the Performance Metrics. Each Performance Metric has a weight within the plan.

Performance targets are established at levels that are achievable, but require better than expected planned performance. Each of the Senior Executive Officers received an annual bonus based on our overall performance.

The amount to be paid to each Senior Executive Officer as an annual incentive for 2007 is determined by analyzing our results with respect to the Performance Metrics previously discussed. The Compensation Committee analyzes the Senior Executive Officers’ performance for the year and then determines the incentive level based upon the analysis with target awards that are based upon a percentage of base salary. The Compensation Committee, on the recommendation of the Co-Chairmen, sets minimum, target and maximum levels for each component of the Performance Metrics for the annual cash incentive compensation. Payments of annual incentive compensation are based upon the achievement of such objectives for the current year.

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

The number of stock options granted to Senior Executive Officers is shown on the Grant of Plan-Based Awards Table below. Additional information on these grants, including the number of shares subject to each grant, is also shown in the Grant of Plan-Based Awards Table. The Outstanding Equity Awards at Fiscal Year End Table below shows the value of these awards at December 31, 2007.

Our stock option program is a vital element of our drive to develop and motivate the leaders who will sustain our performance as we continue to expand the business. It also provides real incentives for our key employees to sustain and enhance our long-term performance, because it links the potential financial gain for these employees to the long term value of Holding’s stock price. Both the Co-Chairmen and the Compensation Committee believe that the superior performance of these individuals will contribute significantly to our future success.

Various persons are involved in the stock option granting process. Upon consideration of the recommendation of the Co-Chairmen, the Compensation Committee approves stock option grants to Senior Executive Officers and others who provide vital services to the Company. Option grants to other key employees are made from time to time with the approval of the President and CEO, on the recommendation of the Senior Executive Officers to whom they report. Our General Counsel and the Vice President of Human Resources oversee the stock option practices and administration of the 2005 Plan. The Chief Financial Officer has established procedures that provide for consistency and accuracy in determining the fair market value of options and the expense regarding the stock option grants in compliance with FAS 123(R).

An important objective of the 2005 Plan is to strengthen the relationship between the long-term value of Holding’s stock price and the potential financial gain for the Senior Executive Officers, key employees and other beneficiaries of the 2005 Plan. Stock options provide Senior Executive Officers (as well as employees and others providing services to the Company) with the opportunity to purchase Holdings’ stock at a price fixed on the grant date regardless of future market price. Accordingly, a stock option becomes valuable only if Holdings’ stock price increases above the option exercise price and the holder of the option remains employed by the Company. In addition, stock options link a portion of the recipient’s compensation to shareholders’ interests by providing an incentive to increase the value of the Company.

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

Options Exercised — 2007

None of the Senior Executive Officers exercised any of the Vested Option Shares available for exercise during 2007.

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

Employment Agreements and Arrangements

We entered into an employment agreement, or the “Goodman Agreement” with Mr. Chris Goodman in 2005. The Agreement provides for a minimum annual salary of $255,000. The Goodman Agreement provides that he will serve as Director of the RoadLoans Division of the Company for a three-year period or until the earlier to occur (if at all) of his termination or resignation. The Agreement provides that Mr. Goodman is eligible for our employee benefit plans and other benefits provided in the same manner and to the same extent as our other employees. The Goodman Agreement also contains confidentiality provisions and a covenant not to solicit employees or clients during his employment term and for three years following the termination of his employment. In August 2007, the Company and Mr. Goodman entered into an amended and Restated Employment Agreement, under the terms of which Mr. Goodman’s salary was increased to $270,000. The amended agreement has an initial term of three years, and contains an annual renewal provision unless either party seeks to terminate it.

In February 2007, we hired Mr. David Satterfield as Senior Vice President and Director of Dealer Channel Originations. In connection with his joining the Company, we entered into an employment agreement, or the Satterfield Agreement” with Mr. Satterfield. The Satterfield Agreement provides for a minimum annual salary of $270,000. It also provides that he will serve in that capacity for an initial term of three years, and contains an automatic renewal provision on the anniversary of his hire date.

No other Senior Executive Officers or other employees of the Company had contracts of employment as of the end of 2006. The Company had an employment agreement with Mr. James M. Landy, the former president of the Company. Mr. Landy’s agreement was dated April 29, 2005, and was terminated when he was terminated in July 2005. Mr. Landy continued to receive periodic payments under the terms of that employment agreement through June 2007.

During the third quarter of 2007, the Company entered into a consulting agreement with Carl B. Webb. Under the terms of the agreement, Mr. Webb will provide consulting services to the Company in return for a fee of $250,000 per annum. In the first quarter of 2008, the consulting agreement was amended to change the annual fee to $500,000.

Non-Qualified Deferred Compensation Plans

We do not have any Non-Qualified Deferred Compensation Plans.

Change in Control Agreements

We have no Change in Control Agreements with any of the Senior Executive Officers of the Company or with any other employee as of the end of 2007, although both the Goodman and the Satterfield Agreements contain provisions that allow for either agreement to be terminated upon a change in control. Under the 2005 Plan, all options granted will vest upon a change in control.

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

Compensation Committee

The Compensation Committee of the company meets from time to time to discuss matters pertaining to the salaries, wages and benefits to be paid to employees. While there is no fixed schedule for these meetings, there will generally be a meeting in the first quarter of each year to ratify bonus pools for the previous year, and to approve the compensation plan proposed by management for the new year. This Committee is chaired by Mr. David A. Donnini, and the other members are Mr. Gerald J. Ford, Mr. Stuart A. Katz, Mr. Gaurav Seth and Mr. Donald J. Edwards.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the 2007 fiscal year with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

David A. Donnini (Chairman)
Gerald J. Ford
Stuart A. Katz
Guarav Seth
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

Compensation of Directors

We do not compensate the directors currently serving on our board of directors, although we entered into a consulting agreement with Mr. Webb at the time he resigned as President and CEO and became the Co-Chairman of the Board. To the extent any future directors are neither our employees nor our principal equity sponsors, such directors may receive fees. We expect the amount of such fees will be commensurate with amounts offered to directors of companies similar to ours.

Summary Compensation Table

The following table sets forth services rendered in all capacities to us for the year ended December 31, 2007 for our President and Chief Executive Officer, our Chief Financial Officer, and the three most highly compensated executive officers as of December 31, 2007:

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal				Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	Salary($)	Bonus($)	($)	($)(1)	($)	($)	($)		($)

Carl B Webb	2007	$307,692	$—	—	$84,500	—	—	$3,846	(2)	$396,038
President and Chief	2006	$500,000	$158,000	—	$99,750	—	—	$—		$757,750
Executive Officer
Daniel D. Leonard	2007	$304,423	$64,844	—	$67,500	—	—	$24,000	(3)	$460,767
President and Chief	2006	$225,000	$35,550	—	$90,000	—	—	$23,800	(3)	$374,350
Executive Officer
Mike L. Wilhelms	2007	$262,500	$30,375	—	$94,500	—	—	$24,000	(4)	$411,375
Senior Vice President	2006	$255,000	$40,290	—	$126,000	—	—	$22,936	(4)	$444,226
and Chief Financial Officer
David L. Satterfield	2007	$238,846	$250,625	—	$7,000	—	—	$—		$496,471
Senior Vice President — Dealer Channel Originations
Chris A. Goodman	2007	$260,769	$50,625	—	$94,500	—	—	$24,000	(3)	$429,894
Senior Vice President —	2006	$255,000	$40,290	—	$126,000	—	—	$23,800	(3)	$445,090
Direct Channel Originations
Paul E. Dacus	2007	$249,038	$37,500	—	$67,500	—	—	$23,930	(6)	$377,968
Senior Vice President —	2006	$237,019	$39,500	—	$90,000	—	—	$22,044	(6)	$388,563
Risk Management

(1)	For each of the stock option grants, the value shown is what is also included in the Company’s financial statements per FAS 123(R). See footnote 14 to the Company’s consolidated financial statements included in this annual report for a complete description of the FAS 123(R) valuation. The actual number of awards granted in 2007 is shown in the “Grants of Plan Based Awards” table included in this filing.

(2)	Mr. Webb stepped down as President and CEO in June 2007. Effective August 1, 2007, he entered into a Consulting Agreement with the Company that will pay him $250,000 annually. He received $3,846 as the Company contribution to his 401(k) Plan.

(3)	Includes $9,000 and $8,800 in 2007 and 2006, respectively, Company contribution to 401(k) Plan and $15,000 in car allowance in 2007 and 2006.

(4)	Includes $9,000 and $7,936 in 2007 and 2006, respectively, Company contribution to 401(k) Plan and $15,000 in car allowance in 2007 and 2006.

(5)	Mr. Satterfield joined the Company in February 2007 and received a signing bonus of $200,000.

(6)	Includes $8,930 and $7,044 in 2007 and 2006, respectively, Company contribution to 401(k) Plan and $15,000 in car allowance in 2007 and 2006.

Grant of Plan-Based Awards Table

The following table summarizes information regarding awards granted under the 2005 Plan during 2007 to our Senior Executives:

All Other
								All Other	Option
								Stock Awards:	Awards:	Exercise
		Estimated Future Payouts						Number of	Number of	or Base
		Under Non-Equity Incentive			Estimated Future Payouts Under			Shares of	Securities	Price of
		Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)

Carl B Webb(1)	—	—	—	—	—	—	—	—	—	—
President and Chief Executive Officer
Daniel D. Leonard	—	—	—	—	—	—	—	—	—	—
President and Chief Executive Officer
Mike L. Wilhelms	—	—	—	—	—	—	—	—	—	—
Senior Vice President and Chief Financial Officer
David L. Satterfield	01/27/2007	—	—	—	—	—	—	—	200,000	$8.30
Senior Vice President — Dealer Channel Originations
Chris A. Goodman	—	—	—	—	—	—	—	—	—	—
Senior Vice President — Direct Channel Originations
Paul E. Dacus	—	—	—	—	—	—	—	—	—	—
Senior Vice President — Risk Management

(1)	Mr. Webb stepped down as President and CEO in June 2007.

The exercise price is the book value per share of the stock as of the most recently reported quarter prior to the date of grant. Since the stock of Holdings is not publicly traded, we believe this method of valuation is an appropriate reflection of the true value of the unexercised vested option shares as of a particular date.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
			Equity					Incentive	Awards:
			Incentive					Plan	Market
			Plan				Market	Awards:	or Payout
			Awards:			Number	Value of	Number of	Value of
	Number of	Number of	Number of			of Shares	Shares or	Unearned	Unearned
	Securities	Securities	Securities			or Units	Units	Shares,	Shares,
	Underlying	Underlying	Underlying			of Stock	of Stock	Units or	Units or
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	Other Rights	Other Rights
	Options	Options	Unearned	Exercise	Option	Not	Not	That Have	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	(Exercisable)	(Unexercisable)	(#)	($)	Date	(#)	($)	(#)	($)

Carl B Webb(1)	200,000	300,000	—	$7.73	3/23/16	—	—	—	—
President and Chief Executive Officer
Daniel D. Leonard	150,000	100,000	—	$7.50	8/10/15	—	—	—	—
President and Chief Executive Officer
Mike L. Wilhelms	210,000	140,000	—	$7.50	8/10/15	—	—	—	—
Senior Vice President and Chief Financial Officer
David L. Satterfield	40,000	160,000	—	$8.30	2/02/17	—	—	—	—
Senior Vice President — Dealer Channel Originations
Chris A. Goodman	210,000	140,000	—	$7.50	8/10/15	—	—	—	—
Senior Vice President — Direct Channel Originations
Paul E. Dacus	150,000	100,000	—	$7.50	8/10/15	—	—	—	—
Senior Vice President — Risk Management

(1)	Mr. Webb stepped down as President and CEO in June 2007.

Options Exercised and Stock Vested in Fiscal 2007

No stock options were exercised in fiscal year 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

Triad is a wholly-owned subsidiary of Triad Holdings Inc., which we refer to as “Triad Holdings.” The following table sets forth certain information as of March 14, 2008, regarding the beneficial ownership of common stock of Triad Holdings by (i) each person we know to be the beneficial owner of more than 5% of its outstanding common stock, (ii) each member of the board of directors of Triad Holdings (which is identical to the board of directors of Triad) and our Named Executive Officers, and (iii) each of our directors and executive officers as a group. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class

Principal Stockholders:
GS Entities(1),(2)	14,288,889	30.1%
GTCR Funds(1),(3)	14,288,889	30.1%
Hunter’s Glen/Ford Ltd.(1),(4)	14,039,561	29.5%
Directors and Named Executive Officers:
Mike L. Wilhelms(5)	210,000	*
Chris A. Goodman(6)	210,000	*
Paul E. Dacus(7)	150,000	*
David L. Satterfield(8)	80,000	*
Daniel D. Leonard(9)	150,000	*
Gerald J. Ford(4)	14,789,561	31.1%
Carl B. Webb(10)	1,174,664	2.5%
J. Randy Staff	874,664	1.8%
Donald J. Edwards	750,000	1.6%
Philip A. Canfield(3)	14,288,889	30.1%
David A. Donnini(3)	14,288,889	30.1%
Aaron D. Cohen	—	—
Peter C. Aberg(2)	14,288,889	30.1%
Stuart A. Katz(2)	14,288,889	30.1%
Gaurav Seth(2)	—	—
All directors and executive officers as a group (19 persons)(1),(2),(3),(4),(11)	47,540,000	100.0%

*	Represents less than 1%

(1)	Each of the principal stockholders holds ownership interests directly in Triad Holdings, LLC, or “Triad LLC,” and none of the principal stockholders hold any common stock of Triad Holdings directly. Triad Holdings is controlled by Triad LLC, which owns approximately 98.9% of the common stock of Triad Holdings directly. Amounts shown reflect the beneficial ownership of the principal stockholders in Triad Holdings through their ownership in Triad LLC. The ownership interests in Triad LLC consist of preferred units and common units. See “Certain Relationships and Related Transactions and Director Independence — Limited Liability Company Agreement of Triad Holdings, LLC” for more information.

(2)	Amounts shown reflect the aggregate interest held by MTGLQ Investors, L.P., which is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group”), and investment partnerships, of which affiliates of GS Group are the general partner or managing general partner. These investment partnerships, which we refer to as the “GS Funds” (together with MTGLQ Investors, L.P., the “GS Entities”), are GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. Each of Peter Aberg and Stuart Katz is a managing director of Goldman, Sachs & Co., an affiliate of GS Group and the investment manager of certain of the GS Funds. Mr. Aberg, Mr. Katz, Goldman, Sachs & Co. and GS Group each disclaims beneficial ownership of the shares owned directly or indirectly by the GS Funds, except to the extent of their pecuniary interest therein, if any. Mr. Aberg, Mr. Katz and Goldman, Sachs & Co. each disclaims beneficial ownership of the shares owned by MTGLQ Investors, L.P., except to the extent of their pecuniary interest therein, if any. The shares are included four times in the table under the beneficial ownership of each of Mr. Aberg, Mr. Katz, the GS Entities and all directors and executive officers as a group. The address for each of these beneficial owners is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 10004.

(3)	Amounts shown reflect the aggregate interest held by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., which we collectively refer to as the “GTCR Funds.” Messrs. Donnini and Canfield are each principals and/or members of GTCR Golder Rauner II, L.L.C. (“GTCR II”). GTCR II is the general partner of GTCR Co-Invest II, L.P. and GTCR Partners VIII, L.P., which is the general partner of GTCR Fund VIII, L.P. and GTCR Fund VIII/B, L.P. Accordingly, Messrs. Donnini and Canfield may be deemed to beneficially own the shares owned by the GTCR Funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person and the GTCR Funds is c/o GTCR Golder Rauner, L.L.C., 6100 Sears Tower, Chicago, IL 60606. The shares are included four times in the table under the beneficial ownership of each of Mr. Canfield, Mr. Donnini, the GTCR Funds and all directors and executive officers as a group.

(4)	Amounts shown include shares owned through Hunter’s Glen/Ford. Because Gerald J. Ford is one of two general partners of Hunter’s Glen/Ford, and the sole stockholder of Ford Diamond Corporation, a Texas corporation, and the other general partner of Hunter’s Glen/Ford, Gerald J. Ford is considered the beneficial owner of the shares of Triad owned by Hunter’s Glen/Ford. The address of each such person is c/o Hunter’s Glen/Ford Ltd., 200 Crescent Court, Suite 1350, Dallas, TX 75201.

(5)	Represents options to acquire 210,000 shares of common stock of Triad Holdings.

(6)	Represents options to acquire 210,000 shares of common stock of Triad Holdings.

(7)	Represents options to acquire 150,000 shares of common stock of Triad Holdings.

(8)	Represents options to acquire 80,000 shares of common stock of Triad Holdings.

(9)	Represents options to acquire 150,000 shares of common stock of Triad Holdings.

(10)	Includes options to acquire 300,000 shares of common stock of Triad Holdings.

(11)	Includes options to acquire 1,540,000 shares of common stock of Triad Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Board of Managers.  The board of managers generally has the exclusive authority to manage and control the business and affairs of Triad LLC. Under the terms of the limited liability company agreement, the board is initially composed of the following ten members:

•	three representatives designated by the GS Entities, who initially were Peter C. Aberg, Stuart A. Katz and Lance West. Mr. West resigned in April 2006 and was replaced by Daniel J. Pillemer, who in turn was replaced by Jonathon D. Fiorello in February 2007, who in turn was replaced by Gaurav Seth in November 2007;

•	three representatives designated by the GTCR Funds, who initially were Philip A. Canfield, David A. Donnini and David I. Trujillo. Mr. Trujillo resigned in March 2006, and was replaced by Aaron D. Cohen;

•	three representatives designated by Hunter’s Glen/Ford, who initially were Donald J. Edwards, J. Randy Staff and Carl B. Webb; and

•	the LLC’s chief executive officer, who initially was Gerald J. Ford.

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

The Company’s warehouse and residual loan facilities with Goldman Sachs Mortgage Company, due October 2007, were paid off on October 26, 2007. The funds necessary to pay off these facilities were obtained through the transfer of collateral to, and a simultaneous additional advance on the Company’s other warehouse and residual facilities, due April 2009.

On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provides up to $500 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility has a two year commitment but may expire after 364 days if the liquidity facility is not renewed.

Interest expense for the warehouse and residual loan facilities for the years ended December 31, 2007 and 2006 and for the period April 30, 2005 through December 31, 2005 includes $12.7 million, $17.7 million and $12.1 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.

Capitalized financing costs with an unamortized balance of $7.5 million at December 31, 2007 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.5 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

Capitalized financing costs with an unamortized balance of $4.0 million at December 31, 2007 are being amortized over the contractual term of the notes. Capitalized financing costs include $2.8 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

Warehouse Facilities

Each of the two initial warehouse facilities initially provided a maximum of $975.0 million of committed funding. Each warehouse facility maximum commitment was reduced to $750.0 million upon completion of our first term securitization on May 26, 2005. The available amount of the commitment under each warehouse facility at any time will be reduced by the amount drawn on the related residual facility at such time.

The Company’s warehouse and residual loan facilities with Goldman Sachs Mortgage Company, due October 2007, were paid off on October 26, 2007. The funds necessary to pay off these facilities were obtained through the transfer of collateral to, and simultaneous additional advance on the Company’s other warehouse and residual facilities, due April 2009.

On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provides up to $500 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility has a two year commitment but may expire after 364 days if the liquidity facility is not renewed.

The collateral of each warehouse facility includes the pool of contracts pledged on a first priority basis to the related lender, along with related assets and proceeds, including funds in accounts. Under each warehouse facility, the other lender receives a subordinated security interest in the collateral. In addition, the cash flows from the collateral on a warehouse facility are available to support repayment of the amounts owing to the applicable lender under its residual facility and the other lender’s warehouse facilities.

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

Collections on contracts in each warehouse facility are set aside in a collection account. On a monthly basis, these collections will be applied to pay interest and fees owing to the applicable warehouse lender, servicing fees, amounts owing on interest rate hedges, backup servicer expenses, and reduction of principal in an amount sufficient to maintain compliance with the borrowing base. If any amounts are unpaid under the residual facility, those amounts will be paid to the extent of available remaining cash flow. The warehouse Special Purpose Entity, or SPE, will be entitled to retain, and to distribute to Triad, any remaining amounts.

A warehouse facility cannot be drawn unless all conditions precedent are met. Material conditions include:

•	the amount outstanding on the warehouse facility after the draw cannot exceed the borrowing base under that warehouse facility;

•	no material adverse change; and

•	no default or event of default.

Triad is the servicer for the collateral pledged to the warehouse facilities. Servicer termination events under the warehouse facilities include a change of control of Triad, a payment default or acceleration on other Triad debt and an event of default under the warehouse facility.

Under the warehouse facilities, events of default, many of which are subject to grace periods, include:

•	failure to pay principal or interest when due;

•	breaches of representations, warranties and covenants;

•	a payment default under any of our other debt or securitizations or the acceleration of any other debt or any securitization;

•	a change of control;

•	a failure of the lenders to have a first priority perfected security interest in any material portion of the collateral;

•	unsatisfied judgments against us in excess of $1.0 million;

•	a bankruptcy of warehouse borrower, servicer or residual borrower;

•	servicer termination;

•	failure to maintain a satisfactory interest rate hedging program; and

•	a material adverse change.

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

Residual Facility

Our residual facility provides a maximum of $125.0 million of funding. We established a SPE as the borrower under the residual facility. The residual SPE acquired the residual interests in the term securitizations currently held by another SPE, which includes class B notes, certificates and the interests in the spread accounts. Interest under the residual facility accrues at a margin over LIBOR. The interest margin increases as the amount outstanding the residual facility, as a percentage of the borrowing base, increases. The interest margin under the residual facility is significantly higher than the interest margin under the warehouse facility as of December 31, 2007.

The advance rates under the residual facility are an agreed upon percentage of the market value determined by the lender for the subordinated note collateral, such as the Class B notes, and the other collateral, such as our other residual interests in securitizations.

The collateral of the residual facility includes the pool of residual assets pledged along with related assets and proceeds, including funds in accounts. In addition, the cash flows from the collateral on a residual facility are available to support repayment of the amounts owing to the lender under its warehouse facility.

Triad provided a guarantee under its residual facility equal to 10% of the amount outstanding on the facility at the time a guarantee is drawn, if at all. If Triad is required to fund any portion of a guarantee, Triad will be reimbursed for such payment prior to any required cross- collateralization payments to the lenders under any of the warehouse or residual facilities.

The residual SPE cannot draw on a residual facility unless all conditions precedent are met. Material conditions include:

•	compliance with the borrowing base;

•	no material adverse change; and

•	no default or event of default.

Collections on residual interests will be set aside in a collection account. On a monthly basis, these collections will be applied to pay interest and fees owing to the residual lender, and to reductions of principal in an amount sufficient to maintain compliance with the borrowing base. If any amounts are unpaid under the lender’s warehouse facility, those amounts will be paid to the extent of available remaining cash flow. The residual SPE will be entitled to retain, and to distribute to Triad, any remaining amounts.

Under the residual facility, events of default, many of which are subject to grace periods, include:

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

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for fiscal 2007 and 2006 and fees billed for audit-related services, tax services and all other services rendered to the Company by PricewaterhouseCoopers LLP for fiscal 2007 and 2006.

	2007	2006

Audit Fees	$515,000	$513,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$236,719	$286,256

The Audit Committee has established a policy to pre-approve all audit and non-audit services performed by the independent registered public accounting firm (“independent auditor”) in order to assure that the provision of such services does not impair the auditor’s independence. Based on the information presented to the Audit Committee by PricewaterhouseCoopers LLP and the Company’s management, the Audit Committee has pre-approved defined audit, audit-related, tax and other services for fiscal year 2007 up to specific cost levels. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee. The policy provides that the Audit Committee review, at each regularly scheduled meeting, a report summarizing the services provided by the independent auditor and all fees relating thereto. The policy also prohibits the independent auditor from providing services that are prohibited under the Sarbanes-Oxley Act of 2002.

All fees reported under the headings Audit-Related Fees, Tax Fees, and All Other Fees for 2007 were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Accordingly, none of these fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman.*+
10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield.*+
10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February , 2008, between the Company and Carl B. Webb.*+
10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent.+
10.9	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.13	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.14	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.15	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.16	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
10.17	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
31.1	Certification of Chief Executive Officer (Section 302 Certification)+
31.2	Certification of Principal Financial Officer (Section 302 Certification)+
32 .	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: March 28, 2008	/s/ Daniel D. Leonard Daniel D. Leonard President & Chief Executive Officer

Date: March 28, 2008	/s/ Mike L. Wilhelms Mike L. Wilhelms Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Daniel D. Leonard Daniel D. Leonard	President, Chief Executive Officer (principal executive officer)	March 28, 2008

/s/ Mike L. Wilhelms Mike L. Wilhelms	Senior Vice President and Chief Financial Officer (principal financial officer)	March 28, 2008

/s/ Peter C. Aberg Peter C. Aberg	Director	March 28, 2008

/s/ Philip A. Canfield Philip A. Canfield	Director	March 28, 2008

/s/ Aaron D. Cohen Aaron D. Cohen	Director	March 28, 2008

/s/ David A. Donnini David A. Donnini	Director	March 28, 2008

/s/ Donald J. Edwards Donald J. Edwards	Director	March 28, 2008

/s/ Gerald J. Ford Gerald J. Ford	Director	March 28, 2008

/s/ Stuart A. Katz Stuart A. Katz	Director	March 28, 2008

/s/ Gaurav Seth Gaurav Seth	Director	March 28, 2008

/s/ J. Randy Staff J. Randy Staff	Director	March 28, 2008

Signature	Capacity	Date

/s/ Carl B. Webb Carl B. Webb	Director	March 28, 2008

/s/ Jeffrey O. Butcher Jeffrey O. Butcher	Corporate Controller (principal accounting officer)	March 28, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman.*+
10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield.*+
10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February , 2008, between the Company and Carl B. Webb.*+
10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent.+

Exhibit
No.	Description

10.9	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.13	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.14	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.15	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.16	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
10.17	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
31.1	Certification of Chief Executive Officer (Section 302 Certification)+
31.2	Certification of Principal Financial Officer (Section 302 Certification)+
32 .	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith