Form 10-Q
period 2008-03-31
TRIAD FINANCIAL CORP
filed 2008-05-14
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission file number: 333-126538

TRIAD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California	33-0356705
(State of Incorporation)	(IRS Employer Identification No)

7711 Center Avenue, Suite 200
Huntington Beach, California	92647
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No
     As of May 12, 2008, the registrant had 9,069 shares of common stock outstanding all of which were owned by the registrant’s parent Triad Holdings Inc.

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

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,045	$52,505
Cash — restricted	314,653	295,786
Finance receivables held for investment, net	3,357,112	3,514,979
Retained interest in securitized assets, net	10,964	10,916
Accounts receivable, net	41,252	46,965
Fixed assets, net of accumulated depreciation of $25,095 in 2008 and $23,235 in 2007	14,533	15,222
Collateral held for resale, net	23,637	29,383
Capitalized financing costs, net of accumulated amortization of $15,344 in 2008 and $13,369 in 2007	10,316	11,532
Deferred tax asset, net	81,893	89,028
Goodwill	30,446	30,446
Taxes receivable	16,075	8,054
Other assets	3,193	2,736

Total assets	$3,962,119	$4,107,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Revolving credit facilities	$551,306	$334,390
Securitization notes payable	2,821,315	3,195,489
Senior notes payable	149,280	149,256
Other liabilities	82,771	71,826

Total liabilities	3,604,672	3,750,961

Commitments and contingencies (Note 12)

Stockholder’s Equity
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at March 31, 2008 and December 31, 2007	—	—
Additional paid in capital	345,000	345,000
Retained earnings	10,619	9,690
Accumulated other comprehensive income	1,828	1,901

Total stockholder’s equity	357,447	356,591

Total liabilities and stockholder’s equity	$3,962,119	$4,107,552

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)
	(Unaudited)
Financing and other interest income	$142,069	$161,530
Interest expense	50,072	54,863

Net interest margin	91,997	106,667

Provision for credit losses	46,578	62,630

Net interest margin after provision for credit losses	45,419	44,037

Servicing income	702	2,977
Other income (expense)	(10,361)	2,659

Total other revenues (expenses)	(9,659)	5,636

Operating expenses:
Compensation and employee benefits	21,550	20,752
Occupancy and equipment	3,665	4,142
Systems and data processing	3,294	3,337
Professional services	1,918	1,534
Telecommunications	872	946
Advertising	932	779
Other	2,431	3,480

Total operating expenses	34,662	34,970

Income before income taxes	1,098	14,703
Provision for income taxes	(169)	(5,769)

Net income	$929	$8,934

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net income	$929	$8,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,947	7,675
Provision for credit losses	46,578	62,630
Deferred income tax expense (benefit)	7,181	(6,837)
Accretion of present value discount	(1,053)	(6,212)
Amortization of purchase premium	4,827	9,025
Loss on repurchase of receivables from gain on sale trusts	—	2,864
Changes in operating assets and liabilities
Accounts receivable	5,713	6,150
Other assets	(457)	(194)
Other liabilities	10,945	916
Current tax receivable/payable	(8,021)	(677)

Net cash provided by operating activities	72,589	84,274

Cash flows from investing activities
Distributions from gain on sale trusts	2,228	49,059
Payments to Ford Motor Credit	(1,341)	—
Repurchases from gain on sale trusts	—	(93,712)
Purchases of finance receivables held for investment	(251,592)	(306,563)
Collections on finance receivables held for investment	361,497	376,846
Change in restricted cash	(18,867)	(26,550)
Purchases of fixed assets	(1,171)	(155)

Net cash provided by (used in) investing activities	90,754	(1,075)

Cash flows from financing activities
Net change in warehouse credit facilities	205,916	302,936
Net change in residual credit facilities	11,000	(45,000)
Payment on securitization notes	(374,174)	(343,679)
Capitalized finance costs	(545)	(72)

Net cash used in financing activities	(157,803)	(85,815)

Net increase (decrease) in cash and cash equivalents	5,540	(2,616)

Cash and cash equivalents
Beginning of period	52,505	60,367

End of period	$58,045	$57,751

Non-cash Activity
Preferred Stock dividend declared	$—	$788

Supplemental Disclosure
Interest paid	$51,694	$54,642

Income taxes paid	$71	$13,287

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
     On April 29, 2005, a newly formed entity, Triad Holdings Inc. (“Triad Holdings”) and its wholly-owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation, with the Company being the surviving corporation. Triad Holdings is beneficially owned by Hunter’s Glen/Ford Ltd. and affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner, L.L.C.
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
  Cash Equivalents
     Cash and cash equivalents include cash in transit from borrowers and investments in highly liquid securities with original maturities of 90 days or less.

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
  Sale of Receivables
     All securitization transactions executed by the Company subsequent to April 29, 2005 have been accounted for as secured financings in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables have been sold subsequent to April 29, 2005.
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
     The Company retained certain interests in the sold receivables. These retained interests are classified as securities available for sale and are reported at fair value. If there is a decline in fair value and it is judged to be other than temporary, the individual security is written down to fair value and the amount of the write-down is included in earnings. If there is a change in fair value and it is judged to be temporary, the securities are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. In securitization transactions accounted for as a sale of receivables, the Company retains the servicing rights and receives a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing rights, no servicing asset or liability is recorded and the fee is recognized as collected over the remaining term of the related sold finance receivables.
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
   Fair Value Disclosures
  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.
  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
  SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
  • Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

  • Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
  • Level 3 Inputs — Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.
  The Company’s retained interest in securitized assets and derivative financial instruments are reported at fair value based on Level 3 and Level 2 Inputs, respectively. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
  The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2008
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(Dollars in thousands)
Retained interest in securitized assets	$—	$—	$10,964	$10,964
Derivative financial instruments	—	(22,914)	—	(22,914)
  The table below represents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to March 31, 2008:

Fair Value Measurement Using
Significant Unobservable Inputs (Level 3)
Retained Interest
in Securitized Assets
(Dollars in
thousands)
Balance at December 31, 2007	$10,916
Impact of adoption of SFAS No. 157	—
Balance at January 1, 2008	10,916
Residual interest income included in earnings	1,053
Unrealized losses included in other comprehensive income	(118)
Settlements	(887)

Balance at March 31, 2008	$10,964

  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any assets or liabilities at fair value in accordance with SFAS No. 159.

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
     Depreciation expense totaled $1.9 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.
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
     The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that a more likely than not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, measurement, classification, interest and penalties, interim accounting periods and disclosure.

  Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, revised 2004, (“SFAS 123R”). The Company utilizes the modified prospective method which is one of the methods provided in the statement. SFAS 123R, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. The Company has also adopted Staff Accounting Bulletin No. 107 “Share-Based Payment”, which the SEC issued in March 2005 to provide its view on the valuation of share-based payment arrangements for public companies.
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
3. Finance Receivables
     Finance receivables at March 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)
Finance receivables held for investment	$3,048,962	$3,124,036
Premiums and discounts, net	(3,668)	(3,592)
Deferred costs, net	25,550	25,767

Finance receivables held for investment, gross	3,070,844	3,146,211
Allowance for credit losses	(206,705)	(230,500)

Finance receivables held for investment, net	2,864,139	2,915,711

Predecessor finance receivables held for investment, net	405,255	475,296
Finance receivables repurchased from gain on sale trusts, net	87,718	123,972

Finance receivables, net	$3,357,112	$3,514,979

     The aggregate unpaid principal balances of all owned finance receivables more than 60 days past due were $70.1 million at March 31, 2008 and $156.0 million at December 31, 2007.

     The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2007	$639,854	$(105,391)	$534,463	$(59,167)	$475,296
Interest income	(18,812)	—	(18,812)	14,577	(4,235)
Principal collections	(65,806)	—	(65,806)	—	(65,806)
Charge-offs, net of sales proceeds and recoveries	(12,092)	12,092	—	—	—
Reclassifications	—	90	90	(90)	—
Change in cash flows	(8,661)	8,661	—	—	—

Balance, March 31, 2008	$534,483	$(84,548)	$449,935	$(44,680)	$405,255

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(33,868)	—	(33,868)	25,686	(8,182)
Principal collections	(102,267)	—	(102,267)	—	(102,267)
Charge-offs, net of sales proceeds and recoveries	(14,360)	14,360	—	—	—
Reclassifications	—	1,512	1,512	(1,512)	—
Change in cash flows	(20,795)	20,795	—	—	—

Balance, March 31, 2007	$1,075,546	$(216,571)	$858,975	$(120,178)	$738,797

     The activity in the finance receivables repurchased from gain on sale trusts for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2007	$145,125	$(12,852)	$132,273	$(8,301)	$123,972
Interest income	(4,575)	—	(4,575)	3,984	(591)
Principal collections	(35,663)	—	(35,663)	—	(35,663)
Charge-offs, net of sales proceeds and recoveries	(1,428)	1,428	—	—	—
Reclassifications	—	1,225	1,225	(1,225)	—
Change in cash flows	(21)	21	—	—	—

Balance, March 31, 2008	$103,438	$(10,178)	$93,260	$(5,542)	$87,718

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	103,295	(8,011)	95,284	(5,795)	89,489
Interest income	(4,783)	—	(4,783)	3,940	(843)
Principal collections	(32,570)	—	(32,570)	—	(32,570)
Charge-offs, net of sales proceeds and recoveries	(1,209)	1,209	—	—	—
Reclassifications	—	1,469	1,469	(1,469)	—
Change in cash flows	857	(857)	—	—	—

Balance, March 31, 2007	$136,043	$(10,327)	$125,716	$(6,981)	$118,735

     During the first three months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.

4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$230,500	$195,000
Provision for credit losses	46,578	62,630
Charge-offs	(80,710)	(54,828)
Recoveries	10,337	5,275

Balance, end of period	$206,705	$208,077

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
5. Sales of Receivables
  Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated is summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$94,097	$484,818
Called receivables	—	(93,712)
Collections and charge-offs	(18,459)	(68,527)

Balance, end of period	$75,638	$322,579

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $2.0 million at March 31, 2008 and $5.2 million at December 31, 2007. Credit losses, net of recoveries, totaled $2.4 and $6.5 million for the three months ended March 31, 2008 and 2007, respectively.

  Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at March 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)
Restricted cash held for the benefit of securitizations	$14,731	$14,731
Overcollaterization receivable	9,833	12,233
Interest-only	542	(447)

Retained interest in securitized assets, gross	25,106	26,517

Payable to Ford Credit	(14,142)	(15,601)

Retained interest in securitized assets, net	$10,964	$10,916

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
     Retained interests in securitized assets are net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. We made payments to Ford Credit totaling $1.3 million during the three months ended March 31, 2008 pursuant to the agreement. The estimated present value of the remaining payments that will be due to Ford Credit pursuant to the agreement is approximately $14.1 million. The exact amount of these remaining payments will not be known until the last of five securitizations entered into by the Company prior to the Acquisition are called. The Company anticipates that these payments will continue through the second quarter of 2008 when the last of the five securitizations is called in May 2008. The exact amount of the remaining payments to Ford Credit will be dependent upon, among other things, the performance of the contracts and loans in the respective pools and the net collections ultimately received on those loans.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $8.8 million at March 31, 2008 and $8.6 million at December 31, 2007.
     The activity in the retained interest in securitized assets for the periods indicated is summarized as follows:

				Retained		Retained
				Interest in		Interest in
	Restricted	Over-	Interest-	Securitized	Payable to Ford	Securitized
	Cash	Collateralization	Only	Assets, Gross	Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2007	$14,731	$12,233	$(447)	$26,517	$(15,601)	$10,916
Distributions	—	(2,400)	172	(2,228)	—	(2,228)
Residual interest income	—	—	1,053	1,053	—	1,053
Unrealized gains (losses)	—	—	(236)	(236)	118	(118)
Payment to Ford Credit	—	—	—	—	1,341	1,341

Balance, March 31, 2008	$14,731	$9,833	$542	$25,106	$(14,142)	$10,964

Balance, December 31, 2006	$57,751	$63,026	$2,257	$123,034	$(20,503)	$102,531
Distributions	(22,526)	(21,091)	(5,442)	(49,059)	—	(49,059)
Residual interest income	—	—	6,795	6,795	(583)	6,212
Realized losses	—	—	(311)	(311)	156	(155)
Unrealized gains (losses)	—	—	(1,797)	(1,797)	(589)	(2,386)

Balance, March 31, 2007	$35,225	$41,935	$1,502	$78,662	$(21,519)	$57,143

     At March 31, 2008, the key assumptions utilized in determining fair value of our retained interest in securitized assets include a discount rate of 16%, an ABS rate, which represents the average monthly total reduction of principal, of 1.20 and an expected cumulative lifetime loss of 11.4%.
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
6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at March 31, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)
Warehouse loan facilities	$486,306	$280,390
Residual loan facility	65,000	54,000

Total revolving credit facilities	$551,306	$334,390

     Facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at March 31, 2008 are summarized as follows:

	Facility	Collateral	Advances
	Amount	Pledged	Outstanding
	(Dollars in thousands)
Warehouse loan facility, due April 2009	$625,000	$541,491	$486,306
Residual loan facility, due April 2009	125,000	375,096	65,000
Warehouse loan facility, due January 2009	500,000	—	—

	$1,250,000	$916,587	$551,306

     Our warehouse loan facility with Citibank Global Markets Realty Corp. provides for borrowings up to $750.0 million less amounts drawn on our corresponding residual facility. Our residual loan facility provides for borrowings up to $125.0 million. Our warehouse and residual loan facilities bear interest at a floating rate. At March 31, 2008, the interest rate on our warehouse loan facility was 3.15% and the interest rate on our residual loan facility was 5.20%.
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
     The Company’s warehouse and residual loan facility agreements also contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios, including net loss, delinquency and repossession ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest against collateral pledged under these agreements or restrict the Company’s ability to obtain additional borrowings under these agreements. As of March 31, 2008, the Company was in compliance with all covenants under its warehouse and residual loan facility agreements.
     Capitalized financing costs with an unamortized balance of $0.5 million at March 31, 2008 are being amortized over the contractual terms of the corresponding warehouse loan facility. Interest expense for the three months ended March 31, 2007 includes $4.9 million of expense incurred to Goldman Sachs Mortgage Company.
7. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at March 31, 2008 are summarized as follows:

		Original
		Weighted	Collateral	Note
	Original	Average	Pledged	Balance
	Note	Interest	at	at
Transaction	Amount	Rate	March 31, 2008	March 31, 2008
(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$271,732	$256,535
2005-B, due April 12, 2013(a)	905,303	4.32%	251,388	237,339
2006-A, due April 12, 2013(a)	822,500	4.88%	330,227	305,400
2006-B, due November 12, 2012(a)	915,500	5.50%	434,713	403,342
2006-C, due May 13, 2013(a)	1,092,200	5.37%	619,465	568,046
2007-A, due February 12, 2014(a)	775,110	5.34%	583,598	527,493
2007-B, due July 14, 2014(a)	598,330	5.70%	589,670	523,160

	$6,212,943		$3,080,793	$2,821,315

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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
     Capitalized financing costs with an unamortized balance of $6.0 million at March 31, 2008 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $1.2 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels will increase by increasing the required spread account level and the premiums paid to the guarantee insurance providers will increase as defined in the agreements. At March 31, 2008, the cumulative net loss ratio for the Company’s 2006-B and 2006-C securitization trusts each exceeded one of their target ratios. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio immediately increased from 2% to 3%, resulting in a delay in cash distributions to the Company. This requirement will remain at 3% until the trusts are back in compliance with their targets for three consecutive months.
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. Except as discussed above, the Company was in compliance with its agreements with its guarantee insurance providers at March 31, 2008.
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
     Capitalized financing costs with an unamortized balance of $3.8 million at March 31, 2008 are being amortized over the contractual term of the notes. Capitalized financing costs include $2.6 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
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
10. Derivative Financial Instruments
     At March 31, 2008, the Company had derivative financial instruments with external third parties with underlying notional amounts of $1.6 billion. These agreements were valued at a loss of $22.9 million at March 31, 2008. Other income (expense) for the three months ended March 31, 2008 included $15.0 million in losses on our derivative financial instruments. Other income (expense) for the three months ended March 31, 2007 included $0.8 million in losses on our derivative financial instruments. At March 31, 2008 and December 31, 2007, the Company had $9.5 million and $2.9 million, respectively, in collateral on deposit with the counterparties to the derivative financial instruments. These amounts are included in restricted cash on our balance sheets.
11. Income Taxes
     The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with FIN 48. The Company has identified certain tax positions for which deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. As of March 31, 2008, the Company had reclassified approximately $3.9 million of tax benefit from its deferred tax liability to its FIN 48 current tax liability. If recognized, the $3.9 million unrecognized tax benefit would have no impact on the Company’s effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At of March 31, 2008, the Company has accrued $0.4 million, net of tax benefit, for the potential payments of interest in accordance with FIN 48.
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at March 31, 2008 with respect to these matters cannot be ascertained, the Company believes that any resulting liability would not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
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
     In December 2007, the Company entered into an agreement with Kevin Harvick, Inc. regarding the sponsorship of a NASCAR team for the 2008 racing season. Under the terms of that agreement, the Company will pay $2.8 million in sponsorship fees in 2008. At March 31, 2008, the Company has a remaining obligation of approximately $2.0 million under this agreement.
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations amounted to $1.1 million for the three months ended March 31, 2008 and 2007.
     Future minimum rental commitments under all noncancellable leases at March 31, 2008 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2008	$2,344
2009	$3,351
2010	$3,449
2011	$2,528
2012	$2,148
13. Comprehensive Income
     Comprehensive income for the period indicated is summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Net income	$929	$8,934
Other comprehensive income (loss), net
Unrealized holding (loss) gains on available for sale securities (net of tax of $45 and $233)	(73)	356
Net unrealized holding gains reclassified into earnings (net of tax of $1,175)	—	(1,798)

Total other comprehensive loss, net	(73)	(1,442)

Comprehensive income	$856	$7,492

     The changes in accumulated other comprehensive income for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$1,901	$9,084
Current period change	(73)	(1,442)

Balance, end of period	$1,828	$7,642

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
     The Company recorded a credit to compensation expense of $1.0 million and $76,000 for stock-based employee compensation for the three months ended March 31, 2008 and 2007, respectively. No options were granted during the three months ended March 31, 2008. The Company granted 0.2 million options during the three months ended March 31, 2007. Since the inception of the plan, no options have been exercised.
     A summary of stock option activity under the Company’s stock option plan for the periods indicated is summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except
	weighted-average
	exercise price )
Outstanding at December 31, 2007	2,867	$7.68
Granted	—	—
Canceled	(8)	7.73
Forfeited	(12)	7.73

Outstanding at March 31, 2008	2,847	$7.68

Exercisable at March 31, 2008	1,602	$7.63

Weighted-average remaining contractual life in years		7.82

Outstanding at December 31, 2006	2,988	$7.58
Granted	200	8.30
Canceled	—	—
Forfeited	(150)	7.59

Outstanding at March 31, 2007	3,038	$7.62

15. Subsequent Event
     On May 6, 2008, the Company and certain of its subsidiaries agreed to amend (1) its Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, as originator and servicer, Triad Financial Warehouse Special Purpose LLC, as seller, Triad Automobile Receivables Warehouse Trust, as borrower, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association, as collection account bank, the “Collection Account Bank”), and Citigroup Global Markets Realty Corp. (“CGMRC”), as lender (as amended from time to time, the “Warehouse Lending Agreement”), and (2) its Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC (“Residual LLC”), as borrower, the Collection Account Bank and CGMRC, as lender (as amended from time to time, the “Residual Loan Agreement”).
     The amendments to the Warehouse Lending Agreement include, among other things, that: (1) Triad will borrow a maximum of $125 million between May 6, 2008 and June 30, 2008 to purchase newly originated contracts, in addition to the amount currently drawn under the facility, which was approximately $505 million as of May 6, 2008; (2) after June 30, 2008, there will be no additional borrowings thereunder; and (3) after June 1, 2008, all collections from contracts pledged under the Warehouse Lending Agreement will be used to pay down the loans.
     The amendments to the Residual Loan Agreement include, among other things, that: (1) after May 8, 2008, there will be no new borrowings thereunder, in addition to the amount currently drawn under the facility, which is approximately $67 million as of May 6, 2008; (2) for the period from May 6, 2008 through June 30, 2008, after payments of interest and fees, 75% of remaining collections from the securitization trusts’ residual assets will be paid to the lender in respect of principal and any amounts remaining thereafter will be distributed as set forth in the Residual Loan Agreement, including for payment to Residual LLC; and (3) after June 30, 2008, after payments of interest and fees, 100% of remaining collections from the securitization trusts’ residual assets will be paid to the lender in respect of principal and any amounts remaining thereafter will be distributed as set forth in the Residual Loan Agreement.
     In addition, the Company is currently in negotiations to enter into new facilities to provide alternate funding. The Company entered into a $49.5 million unsecured promissory note with one of its indirect equity holders, Hunter’s Glen/Ford Ltd., to provide interim funding on May 11, 2008. This promissory note will accrue interest at 20% and shall be payable quarterly, on the last day of each March, June, September and December while the note is outstanding. The promissory note is due and payable the earlier of one year from its issuance and fourteen days after receipt of demand for payment. The Company and Residual LLC are also in negotiations to enter in a new residual facility with Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner II, L.L.C., two of the Company’s indirect equity holders, to provide funding to replace this promissory note. This new residual facility will be secured by a second priority security interest in the securitization trusts’ residual assets pledged under the Residual Loan Agreement. Once the Residual Loan Agreement is paid in full, the new residual facility will have a first priority security interest in the securitization trusts’ residual assets.

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

     For all securitizations accounted for as sales, the Company retained certain interests in the sold receivables representing the present value of the estimated future excess cash flows to be received by us over the life of the securitization. Excess cash flows result from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses. Excess cash flows from the Trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements are reached and maintained, excess cash flows are distributed to us. In addition to excess cash flows, we earn monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized, or “sold receivables,” and collect other fees such as late charges and extension fees as servicer for those Trusts.
Critical Accounting Policies and Use of Estimates
     Critical accounting policies and use of estimates are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes.
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
Results of Operations
  Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007
     Our net income was $0.9 million for the three months ended March 31, 2008 as compared to $8.9 million for the three months ended March 31, 2007. The decrease in net income was primarily due to a decline in other revenues (expenses) and lower net interest margin, partially offset by a lower provision for credit losses. Our results included $15.0 million and $0.8 million in losses on our derivative financial instruments for the three months ended March 31, 2008 and 2007, respectively.

     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,630,074	$3,934,717

     Average owned finance receivables decreased by 7.7% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was due to a lower level of originations, combined with repayments and charge-offs as the owned finance receivables portfolio continues to age. We purchased and originated $249.6 million of auto contracts during the three months ended March 31, 2008 as compared to $304.0 million during the three months ended March 31, 2007. This decrease in originations was primarily due to lower levels of originations in both our direct and dealer channels. In response to higher than expected losses on receivables originated during 2006, we modified our contract origination strategy to better manage our credit risk, which resulted in lower volume levels during the last quarter of 2006 and throughout 2007. Additionally, in response to problems currently being experienced in the asset-backed securitization market for non-prime loan originations, the Company further tightened its underwriting criteria and increased pricing during the first quarter of 2008, which resulted in lower volume levels during the first quarter. We have also reduced the number of dealers we buy contracts from and have ceased accepting on-line applications from some direct lending sources.
     The average new contract size was $17,954 for the three months ended March 31, 2008 as compared to $18,476 for the three months ended March 31, 2007. The decline in average new contract size for the three months ended March 31, 2008 as compared to 2007 was due to modifications in our contract origination strategy. The average annual percentage rate on contracts purchased and originated was 15.9% and 15.4% during the three months ended March 31, 2008 and 2007, respectively.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Financing income	$138,197	$152,196
Other interest income	3,872	9,334
Interest expense	(50,072)	(54,863)

Net interest margin	$91,997	$106,667

Annualized financing income as a percentage of average owned finance receivables	15.2%	15.5%

     The 13.8% decrease in net interest margin for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due to a decrease in financing income and other interest income, partially offset by a decrease in interest expense.
     The 9.2% decrease in financing income was primarily due to the decrease in average owned finance receivables. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value, taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $4.8 million and $9.0 million of premium amortization for the three months ended March 31, 2008 and 2007, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, our average yield on receivables for the three months ended March 31, 2008 and 2007 would have been 15.8% and 16.4%, respectively.

     During the first three months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.
     Other interest income decreased to $3.9 million for the three months ended March 31, 2008 as compared to $9.3 million for the three months ended March 31, 2007. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances combined with a decrease in interest income received on restricted cash accounts. Additionally, other interest income for the three months ended March 31, 2007 included $3.0 million in previously unrealized gains on our retained interest in securitized assets.
     The decrease in interest expense was primarily due to lower average debt levels. Our effective cost of funds was 5.6% for the three months ended March 31, 2008 as compared to 5.7% in 2007. Average debt outstanding was $3,590.7 million and $3,866.7 million for the three months ended March 31, 2008 and 2007, respectively.
  Provision for Credit Losses
     Our provision for credit losses was $46.6 million for the three months ended March 31, 2008 as compared to $62.6 million for the three months ended March 31, 2007. Our provision for credit losses decreased as a result of the improved credit quality resulting from the modifications we have made to our contract origination strategy.
     Servicing Income
     Servicing income decreased to $0.7 million for the three months ended March 31, 2008 as compared to $3.0 million for the three months ended March 31, 2007. Servicing income represents servicing fees and late fees collected on sold receivables. The decrease in servicing income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to the declining balance of our sold receivables.
     Other Income
     Other income is summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Customer fees	$4,303	$5,983
Losses on derivative financial instruments	(14,968)	(807)
Other	304	(2,517)

Other income	$(10,361)	$2,659

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
     Customer fees decreased to $4.3 million for the three months ended March 31, 2008 as compared to $6.0 million for the three months ended March 31, 2007 primarily due to the decrease in our average owned finance receivables.
     Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income (expense). Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. Our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the three months ended March 31, 2008, our $15.0 million in losses on derivative financial instruments was comprised of $13.2 million in losses on our interest rate swap agreements and $1.8 million in losses on our forward-starting swap agreements. These losses were a result of a declining interest rate environment throughout the first quarter of 2008. For the three months ended March 31, 2007, our $0.8 million in losses on derivative financial instruments were comprised entirely of losses on our forward-starting swap agreements.
     Other increased to $0.3 million for the three months ended March 31, 2008 as compared to an expense of $2.5 million for the three months ended March 31, 2007 primarily due to a $2.9 million loss recorded on the repurchase of receivables from a gain on sale trust during the three months ended March 31, 2007.
Expenses
     Operating expenses were $34.7 million for the three months ended March 31, 2008 as compared to $35.0 million for the three months ended March 31, 2007. Annualized operating expenses as a percentage of average total managed receivables were 3.7% for the three months ended March 31, 2008 as compared to 3.2% for the three months ended March 31, 2007. This increase in operating expenses as a percentage of average total managed receivables was mainly due to the decrease in average total managed receivables.
Income Taxes
     Income tax expense was $0.2 million for the three months ended March 31, 2008 as compared to $5.8 million for the three months ended March 31, 2007. Our effective income tax rate was 15.3% and 39.2% for the three months ended March 31, 2008 and 2007, respectively. The decrease in our effective tax rate was due to a $0.3 million credit to tax expense resulting from recognizing the effect of changes in our state tax rate on our deferred tax assets, partially offset by $53,000 recognized for the potential payment of interest.
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
     The following table presents certain data related to our owned finance receivables:

	At March 31,	At December 31,
	2008	2007
	(Dollars in thousands)
Finance receivables held for investment	$3,048,962	$3,124,036
Allowance for credit losses	(206,705)	(230,500)

Finance receivables held for investment, net of allowance	2,842,257	2,893,536

Allowance for credit losses as a percentage of receivables	6.8%	7.4%

Predecessor finance receivables held for investment, net	405,255	475,296
Finance receivables repurchased from gain on sale trusts, net	87,718	123,972

Total owned finance receivables held for investment, net	$3,335,230	$3,492,804

     The decrease in the allowance for credit losses as a percentage of receivables at March 31, 2008 as compared to December 31, 2007 was due to improved credit quality resulting from the modifications we have made to our contract origination strategy.

     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At March 31,		At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$256,915	7.2%	$377,862	10.0%
Greater than 60 days	70,115	1.9	156,036	4.1

	327,030	9.1	533,898	14.1
In repossession	23,637	0.7	29,383	0.8

	$350,667	9.8%	$563,281	14.9%

     Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were lower at March 31, 2008 as compared to December 31, 2007 due to normal seasonal trends and an increased emphasis on collection activities, including higher collections staffing levels.
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
     Payment extensions as a percentage of owned finance receivables outstanding are summarized as follows:

	At March 31,	At December 31,
	2008	2007
	Percent	Percent
Never extended	70.8%	73.2%
Extended:
1-2 times	28.4%	26.1%
3-4 times	0.8%	0.7%

Total extended	29.2%	26.8%

Total	100.0%	100.0%

     As the finance receivables portfolio ages, more accounts become eligible for extensions. Payment extensions as a percentage of total owned finance receivables increased to 29.2% at March 31, 2008 as compared with 26.8% at December 31, 2007, mainly driven by an increase in 1-2 times payment extensions, which increased to 28.4% at March 31, 2008 as compared to 26.1% at December 31, 2007. This increase in extensions was primarily due to the continued aging of our owned finance receivables portfolio. As the owned finance receivables portfolio ages, more accounts become eligible for extensions. As of March 31, 2008 and December 31, 2007, our owned finance receivables were aged, on a weighted average basis, 20.0 months and 18.8 months, respectively. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.

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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Repossession charge-offs	$119,071	$91,019
Less: Sales proceeds and recoveries	(70,206)	(59,328)
Mandatory charge-offs(1)	35,027	33,432

Net charge-offs(2)	$83,892	$65,123

Annualized net charge-offs as a percentage of average total owned receivables outstanding	9.2%	6.6%
Sales proceeds and recoveries as a percentage of charge-offs	45.6%	47.7%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables to 9.2% for the three months ended March 31, 2008 as compared to 6.6% for the three months ended March 31, 2007 was due to higher charge-offs and a decrease in recoveries as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007, higher than expected credit losses on receivables originated in 2006 and higher mandatory charge-offs. The increase in mandatory charge-offs was due to, among other things, historically high levels of receivables more than 60 days delinquent at December 31, 2007. The decrease in recoveries as a percentage of charge-offs was due to lower auction sale proceeds combined with a higher level of mandatory charge-offs.
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

     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,630,074	$3,934,717
Average sold finance receivables	84,401	401,056

Average total managed finance receivables	$3,714,475	$4,335,773

Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Financing income and customer fees	$150,912	$183,539
Interest expense	(52,343)	(58,358)

Net interest margin	$98,569	$125,001

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$91,997	$106,667
Other interest income	(3,872)	(9,334)
Financing revenue on sold receivables	3,585	16,335
Interest expense on sold receivables	(516)	(2,868)
Losses on forward starting swaps agreements	(1,755)	(807)
Premium amortization	4,827	9,025
Customer fees	4,303	5,983

Total managed net interest margin	$98,569	$125,001

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months
	Ended
	March 31,
	2008	2007
Annualized finance income and customer fees	16.2%	16.9%
Annualized interest expense	(5.6)	(5.4)

Annualized net interest margin as a percentage of average total managed receivables	10.6%	11.5%

     Annualized net interest margin as a percentage of average total managed receivables decreased to 10.6% for the three months ended March 31, 2008 as compared to 11.5% for the three months ended March 31, 2007. This decrease was mainly due to a greater volume of loans in our direct channel to customers with higher expected credit quality. The increase in our cost of funds was primarily due to higher losses on our forward-starting swap agreements. Excluding gain (losses) on our forward-starting swap agreements, annualized net interest margin as a percentage of average total managed receivables would have been 10.8% for the three months ended March 31, 2008 as compared to 11.6% for the three months ended March 31, 2007.
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
     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At March 31, 2008
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$3,584,419	$—	$3,584,419
Sold finance receivables	—	75,638	75,638

Total managed finance receivables	$3,584,419	$75,638	$3,660,057

Number of outstanding contracts	261,266	10,582	271,848

Average principal amount of outstanding contracts (in dollars)	$13,719	$7,148	$13,464

	At December 31, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$3,774,481	$—	$3,774,481
Sold finance receivables	—	94,097	94,097

Total managed finance receivables	$3,774,481	$94,097	$3,868,578

Number of outstanding contracts	271,384	11,886	283,270

Average principal amount of outstanding contracts (in dollars)	$13,908	$7,917	$13,657

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At March 31, 2008
	Owned		Sold		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:	(Dollars in thousands)
31 to 60 days	$256,915	7.2%	$7,257	9.6%	$264,172	7.2%
Greater than 60 days	70,115	1.9	2,028	2.7	72,143	2.0

	327,030	9.1	9,285	12.3	336,315	9.2
In repossession	23,637	0.7	1,237	1.6	24,874	0.7

	$350,667	9.8%	$10,522	13.9%	$361,189	9.9%

	At December 31, 2007
	Owned		Sold		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
Delinquent contracts:	(Dollars in thousands)
31 to 60 days	$377,862	10.0%	$12,599	13.4%	$390,461	10.1%
Greater than 60 days	156,036	4.1	5,168	5.5	161,204	4.2

	533,898	14.1	17,767	18.9	551,665	14.3
In repossession	29,383	0.8	1,768	1.9	31,151	0.8

	$563,281	14.9%	$19,535	20.8%	$582,816	15.1%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Total delinquencies were lower at March 31, 2008 as compared to December 31, 2007 due to normal seasonal trends and an increased emphasis on collection activities, including higher collections staffing levels.
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

     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At March 31, 2008
	Owned	Sold	Total Managed
Never extended	70.8%	43.5%	70.3%
Extended:
1-2 times	28.4%	47.6%	28.7%
3-4 times	0.8%	8.9%	1.0%

Total extended	29.2%	56.5%	29.7%

Total	100.0%	100.0%	100.0%

	At December 31, 2007
	Owned	Sold	Total Managed
Never extended	73.2%	46.1%	72.6%
Extended:
1-2 times	26.1%	47.3%	26.6%
3-4 times	0.7%	6.6%	0.8%

Total extended	26.8%	53.9%	27.4%

Total	100.0%	100.0%	100.0%

     As of March 31, 2008 and December 31, 2007, the total managed finance receivables are aged, on a weighted average basis, 20.6 months and 19.4 months, respectively. This increase in extensions was primarily due to the continued aging of our total managed finance receivables portfolio. As the total managed finance receivables portfolio ages, more accounts become eligible for extensions. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. At March 31, 2008 and December 31, 2007, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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

     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Owned:
Repossession charge-offs	$119,071	$91,019
Less: Sales proceeds and recoveries	(70,206)	(59,328)
Mandatory charge-offs(1)	35,027	33,432

Net charge-offs(2)	$83,892	$65,123

Sold:
Charge-offs	$4,440	$14,871
Less: Sales proceeds and recoveries	(2,063)	(8,371)
Mandatory charge-offs(1)	—	—

Net charge-offs	$2,377	$6,500

Total Managed:
Repossession charge-offs	$123,511	$105,890
Less: Sales proceeds and recoveries	(72,269)	(67,699)
Mandatory charge-offs(1)	35,027	33,432

Net charge-offs	$86,269	$71,623

Annualized net charge-offs as a percentage of average total managed receivables outstanding	9.3%	6.6%
Sales proceeds and recoveries as a percentage of charge-offs	45.6%	48.6%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average total managed finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average total managed finance receivables to 9.3% for the three months ended March 31, 2008 as compared to 6.6% for the three months ended March 31, 2007 was due to higher charge-offs and a decrease in sales proceeds as a percentage of charge-offs. The increase in charge-offs was due to an increase in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007, higher than expected credit losses on receivables originated in 2006 and higher mandatory charge-offs. The increase in mandatory charge-offs was due to, among other things, historically high levels of receivables more than 60 days delinquent at December 31, 2007. The decrease in recoveries as a percentage of charge-offs was due to lower auction sale proceeds combined with a higher level of mandatory charge-offs.
Liquidity and Capital Resources
General
     Our primary sources of cash are borrowings on our warehouse and residual loan facilities, securitization notes payable and senior notes payable. Our primary uses of cash are purchases of receivables, operating costs and expenses and funding credit enhancement requirements for securitization transactions and debt service requirements.
     Net cash provided by operating activities was $72.6 million and $84.3 million during the three months ended March 31, 2008 and 2007, respectively. Cash flows from operating activities are affected by net income as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, deferred income taxes, accretion of present value discount, amortization of purchase premiums and gains and losses. The $72.6 million of cash flows provided by operating activities for the three months ended March 31, 2008 was primarily due to $0.9 million of net income adjusted by $46.6 million of provision for credit losses. The $84.3 million of cash flows provided by operating activities for the three months ended March 31, 2007 was primarily due to $8.9 million of net income adjusted by $62.6 million of provision for credit losses.

     Net cash provided by (used in) investing activities was $90.8 million and ($1.1) million for the three months ended March 31, 2008 and 2007, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the three months ended March 31, 2008, net cash provided by investing activities included $361.5 million in collections on finance receivables held for investment, offset by $251.6 million related to purchases of finance receivables held for investment. During the three months ended March 31, 2007, net cash used in investing activities included $306.6 million related to purchases of finance receivables held for investment and $93.7 million in repurchases from gain on sale trusts, mostly offset by $376.8 million in collections on finance receivables held for investment and $49.1 million in distribution from gain on sale trusts.
     Net cash used in financing activities was $157.8 million and $85.8 million for the three months ended March 31, 2008 and 2007, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $157.8 million of cash used in financing activities for the three months ended March 31, 2008 was due to $374.2 million in payments on securitization notes, partially offset by a $205.9 million increase on our warehouse credit facilities during the three months ended March 31, 2008. The $85.8 million of cash used in financing activities for the three months ended March 31, 2007 was due to $343.7 million in payments on securitization notes partially offset by a $257.9 million net increase in our warehouse and residual credit facilities.
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
     Based on our anticipated level of originations, we believe our cash flow from operations, available cash and available borrowings under our warehouse and residual facilities will provide us with sufficient liquidity to fund originations on an interim basis until a sufficient amount of receivables can be pooled together for subsequent securitizations. In anticipation of continued uncertainty in the asset-backed securitization market for non-prime loan originations in the near term, we have taken steps to adjust our origination targets by, among other things, tightening our underwriting criteria, increasing pricing, reducing the number of dealers we buy contracts from and ceasing accepting on-line applications from some direct lending sources. We believe the steps we have taken to adjust our origination targets are sufficient to address the problems currently being experienced in the securitization market. In the event that the securitization market does not become more conducive to transactions, we may be forced to take additional steps to further reduce our loan originations. Subject to these market conditions, we plan to continue to access the securitization market throughout the year in order to obtain additional liquidity.
     Contractual and Long-Term Debt Obligations
     Contractual and long-term debt obligations are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes.

Securitizations
     We completed twelve auto receivables securitization transactions from August 2002 through March 31, 2008. In these transactions, we securitized approximately $10.9 billion of automobile receivables, issuing $9.9 billion of class A notes. Since April 29, 2005, the proceeds from the transactions were primarily used to repay borrowings outstanding under our warehouse facilities, and prior to April 29, 2005, our intercompany credit facility with Ford Credit. During 2005, 2006 and 2007 we completed two, three and two securitizations, respectively. Our last securitization was in November 2007. Subject to market conditions and origination volume, we expect that we will continue to access the securitization markets.
     We have pursued a strategy of securitizing our receivables to diversify our funding, improve liquidity and obtain a cost-effective source of funds for the purchase of additional automobile finance contracts. Historically, the securitization program has provided us with necessary working capital at rates that were much lower than we could obtain through our own unsecured or secured corporate debt obligations.
     At March 31, 2008, the cumulative net loss ratio for the Company’s 2006-B and 2006-C securitization trusts each exceeded one of their target ratios. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio immediately increased from 2% to 3%, resulting in a delay in cash distributions to the Company. This requirement will remain at 3% until the trusts are back in compliance with their targets for three consecutive months.
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
     Anticipating the possibility that there will be limited access to the securitization markets, we have continued to revise our credit origination strategies and have increased pricing. We have continued to selectively reduce the number of dealers we buy contracts from. We have also reduced staff among our sales and underwriting departments, and have made changes to our credit underwriting criteria. In our direct channel, we have ceased accepting on-line applications from some sources, and have implemented similar changes to our credit underwriting criteria.
     We believe that we will continue to require the execution of securitization transactions, along with borrowings under our warehouse and residual facilities, in order to fund our future liquidity needs. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are unavailable to us on a regular basis, we may be required to further decrease contract origination activities and implement additional expense reductions, all of which may have a material adverse affect on our ability to achieve our business and financial objectives.
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
     Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income. Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. During 2007 and 2008, our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the three months ended March 31, 2008, our $15.0 million in losses on derivative financial instruments was comprised of $13.2 million in losses on our interest rate swap agreements and $1.8 million in losses on our forward-starting swap agreements. These losses were a result of a declining interest rate environment throughout the first quarter of 2008. For the three months ended March 31, 2007, our $0.8 million in losses on derivative financial instruments were comprised entirely of losses on forward-starting swap agreements.
     Throughout 2005, 2006 and 2007, we utilized forward-starting swap agreements to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. We have entered into only one forward- starting swap agreement since October 2007 due to the uncertainty in the interest rate environment. This forward-starting swap agreement matured and was closed out in March 2008. We continue to evaluate this strategy and may resume the use of forward-starting swap agreements in the future.
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

Securitizations
     We plan to access the securitization market to provide for long-term funding of our contracts. The interest rates demanded by investors in our future securitization transactions will depend on prevailing market interest rates for comparable transactions and the general interest rate environment. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments and pre-funding securitizations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information to be disclosed in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on their evaluation, they have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
     Risk factors are fully described in Item 1A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit
No.	Description
2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield. (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February 12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No.
333-126538)). *

10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial

Exhibit
No.	Description
Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)).

10.9	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.13	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.14	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.15	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.16	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.17	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification)+

31.2	Certification of Principal Financial Officer (Section 302 Certification)+

32.	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 14, 2008	/s/ Daniel D. Leonard

Daniel D. Leonard
President & Chief Executive Officer

Date: May 14, 2008	/s/ Mike L. Wilhelms

Mike L. Wilhelms
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield. (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February 12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No.
333-126538)). *

10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial

Exhibit
No.	Description
Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)).

10.9	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.10	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.11	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.13	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.14	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.15	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.16	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.17	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification)+

31.2	Certification of Principal Financial Officer (Section 302 Certification)+

32.	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith