Form 10-Q
period 2008-06-30
TRIAD FINANCIAL CORP
filed 2008-08-14
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 333-126538

TRIAD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

California (State of Incorporation)	33-0356705 (IRS Employer Identification No)

7711 Center Avenue, Suite 200 Huntington Beach, California (Address of principal executive offices)	92647 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of August 8, 2008, the registrant had 9,069 shares of common stock outstanding all of which were owned by the registrant’s parent Triad Holdings Inc.

TRIAD FINANCIAL CORPORATION
INDEX TO FORM 10-Q

ii

Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the company’s management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this quarterly report, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the company or the management, are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management’s expectations (“cautionary statements”) include, but are not limited to:
•	our ability to make payments of principal and interest on, or refinance, our substantial indebtedness;

•	our reliance on our residual and other borrowing facilities and credit enhancement arrangements;

•	our ability to generate significant amounts of cash to service our debt and fund our operations;

•	loss of contractual servicing rights;

•	general economic and business conditions, including wholesale auction values and interest rates;

•	our exposure to the risk of increases in defaults and prepayments of contracts purchased and held by us;

•	changes in the delinquency, default and loss rates on the receivables included in each securitization trust;

•	the high degree of risk associated with non-prime borrowers; and

•	our ability to maintain the material licenses and permits required for our operations.
     Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$44,102	$52,505
Cash — restricted	270,626	295,786
Finance receivables held for investment, net	2,567,915	3,514,979
Retained interest in securitized assets, net	—	10,916
Accounts receivable, net	34,854	46,965
Fixed assets, net of accumulated depreciation of $26,864 in 2008 and $23,235 in 2007	10,670	15,222
Collateral held for resale, net	19,457	29,383
Capitalized financing costs, net of accumulated amortization of $16,220 in 2008 and $13,369 in 2007	8,451	11,532
Deferred tax asset, net	56,119	89,028
Goodwill	—	30,446
Taxes receivable	12,502	8,054
Other assets	5,521	2,736

Total assets	$3,030,217	$4,107,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Revolving credit facilities	$—	$334,390
Securitization notes payable	2,506,159	3,195,489
Senior notes payable	149,304	149,256
Other liabilities	67,734	71,826

Total liabilities	2,723,197	3,750,961

Commitments and contingencies (Note 12)

Stockholder’s Equity
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at June 30, 2008 and December 31, 2007	—	—
Additional paid in capital	345,000	345,000
Retained (deficit) earnings	(37,980)	9,690
Accumulated other comprehensive income	—	1,901

Total stockholder’s equity	307,020	356,591

Total liabilities and stockholder’s equity	$3,030,217	$4,107,552

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)
	(Unaudited)

Financing and other interest income	$127,171	$158,174	$269,240	$319,704
Interest expense	49,395	55,711	99,467	110,574

Net interest margin	77,776	102,463	169,773	209,130

Provision for credit losses	41,504	60,225	88,082	122,855

Net interest margin after provision for credit losses	36,272	42,238	81,691	86,275

Servicing income	1,304	2,071	2,006	5,048
Other income	13,122	6,893	2,761	9,552

Total other revenues	14,426	8,964	4,767	14,600

Operating expenses:
Compensation and employee benefits	24,573	22,905	46,123	43,657
Occupancy and equipment	9,337	3,907	13,003	8,049
Systems and data processing	2,887	3,291	6,181	6,628
Professional services	4,260	1,073	6,178	2,607
Advertising	1,678	1,143	2,610	1,922
Telecommunications	864	872	1,735	1,818
Impairment charge on goodwill	30,446	—	30,446	—
Other	3,887	3,045	6,318	6,525

Total operating expenses	77,932	36,236	112,594	71,206

(Loss) income before income taxes	(27,234)	14,966	(26,136)	29,669
Provision for income taxes	(21,365)	(6,271)	(21,534)	(12,040)

Net (loss) income	$(48,599)	$8,695	$(47,670)	$17,629

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(47,670)	$17,629
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,426	14,450
Provision for credit losses	88,082	122,855
Deferred income tax expense (benefit)	34,149	(16,758)
Impairment of goodwill	30,446	—
Accretion of present value discount	(4,410)	(10,396)
Amortization of purchase premium	11,086	17,620
Loss on repurchase of receivables from gain on sale trusts	3,040	2,864
Loss on write-down of fixed assets	3,375	—
Loss on sale of receivables	762	—
Changes in operating assets and liabilities
Accounts receivable	6,849	7,072
Other assets	(2,785)	(2,192)
Other liabilities	(5,247)	424
Current tax receivable/payable	(4,448)	6,333

Net cash provided by operating activities	124,655	159,901

Cash flows from investing activities
Distributions from gain on sale trusts	28,032	61,915
Payments to Ford Motor Credit	(14,511)	—
Repurchases from gain on sale trusts	(69,746)	(93,712)
Purchases of finance receivables held for investment	(352,017)	(669,098)
Sale of finance receivables	615,263	—
Collections on finance receivables held for investment	661,412	762,467
Change in restricted cash	25,160	(36,769)
Purchases of fixed assets	(2,452)	(1,636)

Net cash provided by investing activities	891,141	23,167

Cash flows from financing activities
Net change in warehouse credit facilities	(280,390)	(191,578)
Net change in residual credit facilities	(54,000)	(35,000)
Issuance of securitization notes	—	775,100
Payment on securitization notes	(689,330)	(697,152)
Capitalized finance costs	(479)	(2,508)
Redemption of preferred stock	—	(30,000)

Net cash used in financing activities	(1,024,199)	(181,138)

Net (decrease) increase in cash and cash equivalents	(8,403)	1,930

Cash and cash equivalents
Beginning of period	52,505	60,367

End of period	$44,102	$62,297

Non-cash Activity
Preferred Stock dividend declared	$—	$788

Supplemental Disclosure
Interest paid	$103,682	$111,553

Income taxes (received) paid	$(9,103)	$22,468

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
     Prior to May 23, 2008, the Company engaged in the business of purchasing and servicing automobile retail installment sales contracts (“Contracts”) originated by automobile dealers located throughout the United States through our Indirect (Dealer) originations channel. On May 23, 2008, due to current economic conditions, the Company ceased accepting credit applications in its Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. The Company incurred $9.2 million of expense during the three months ended June 30, 2008 related to the shutdown of the Indirect (Dealer) channel comprised primarily of severance, the write-down of certain fixed and other assets and an accrual for future excess facility capacity.
     The Company also originates automobile loans directly to consumers through our Direct-to-Consumer originations channel, RoadLoans. On June 20, 2008, the Company agreed to sell its RoadLoans direct lending business to Santander Consumer USA Inc. (“Santander”). The sale is subject to customary closing conditions, including due diligence, and is expected to be completed during the third quarter of 2008. The Company incurred $2.2 million of expense during the three months ended June 30, 2008 related to the potential sale of the Direct channel comprised primarily of severance and the write-down of certain fixed assets.
     Beginning on May 27, 2008 and continuing through the period preceding the completion of the sale, loans originated by the Company’s RoadLoans division are being sold to Santander. Upon completion of this sale of RoadLoans, the Company will no longer purchase or originate any Contracts or loans.
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
     As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. The purchase price paid by Triad Holdings plus acquisition and closing costs, exceeded the fair value of net assets acquired, resulting in approximately $30.4 million of goodwill. This goodwill was deemed to be impaired and written off during the three months ended June 30, 2008.
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
Cash Equivalents
     Cash and cash equivalents include cash received from borrowers awaiting distribution to restricted cash collection accounts, cash in transit from borrowers and investments in highly liquid securities with original maturities of 90 days or less.
Restricted Cash
     Cash pledged to support securitization transactions and warehouse loan facilities is deposited into restricted cash collection accounts and recorded on the Company’s consolidated balance sheets as restricted cash.
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
     Prior to April 30, 2005, finance receivables were sold in securitization transactions that were accounted for as sales of finance receivables in accordance with GAAP. These transaction structures involved the Company surrendering control over these assets by selling finance receivables to off-balance sheet securitization entities. The securitization entities issued interest-bearing securities collateralized by future collections on the sold receivables. The Company called the last of its five off-balance sheet securitizations in May 2008.

     The Company retained certain interests in the sold receivables. These retained interests were classified as securities available for sale and were reported at fair value. If there was a decline in fair value and it was judged to be other than temporary, the individual security was written down to fair value and the amount of the write-down was included in earnings. If there was a change in fair value and it was judged to be temporary, the securities were recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. In securitization transactions accounted for as a sale of receivables, the Company retained the servicing rights and received a servicing fee.
     On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of Contracts to Santander, effective June 1, 2008. The Company continued to service these Contracts through August 2, 2008 in return for a servicing fee paid by Santander. Since the servicing fee adequately compensated us for retaining the servicing rights, no servicing assets or liability was recorded and the fee was recognized as collected over the remaining term of the related sold finance receivables.
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
Charge-Off Policy
     Our policy is to charge off owned receivables in the month in which the borrowers become 120 days contractually delinquent if we have not previously repossessed the related vehicle. If a vehicle has been repossessed, and the underlying contract is an owned receivable, we charge off the underlying receivable upon repossession, taking into account the estimated value of our collateral, with a reconciliation upon liquidation. For sold receivables, the debt was charged off upon liquidation of the collateral. The net charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest, on our owned receivables. Accrual of finance charge income is suspended on accounts that are more than 30 days contractually delinquent.
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
Fair Value Disclosures
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. However, in February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial liabilities for exit or disposal activities. The Company has adopted the new accounting provision, except as it applies to those non-financial assets and non-financial liabilities as in FSP No. 157-2, as of January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements.
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
     The Company’s derivative financial instruments are reported at fair value based on Level 2 Inputs. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2008
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(Dollars in thousands)
Derivative financial instruments	$—	$(11,413)	$—	$(11,413)

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
     Depreciation expense totaled $1.7 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $3.6 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively.
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
     In connection with the shutdown of its Indirect (Dealer) originations channel and the anticipated sale of its Direct originations channel discussed in Note 1, the Company wrote down certain fixed assets with a net book value of approximately $3.4 million during the three months ended June 30, 2008.
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
     As a result of the shutdown of its Indirect (Dealer) originations channel and the anticipated sale of its Direct originations channel discussed in Note 1, the Company determined that there was an impairment of goodwill and recorded a $30.4 million pre-tax charge to operations during the three months ended June 30, 2008.
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

     A valuation allowance on deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect our assessment of the realizability of the deferred tax assets. We have reviewed our deferred tax assets at June 30, 2008 and based upon this review, we have established a valuation allowance of $32.0 million to reduce our deferred tax assets to an amount which is more likely than not to be realized. There was no valuation allowance at December 31, 2007.
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
3. Finance Receivables
     Finance receivables at June 30, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)

Finance receivables held for investment	$2,310,644	$3,124,036
Premiums and discounts, net	(2,959)	(3,592)
Deferred costs, net	18,951	25,767

Finance receivables held for investment, gross	2,326,636	3,146,211
Allowance for credit losses	(169,840)	(230,500)

Finance receivables held for investment, net	2,156,796	2,915,711

Predecessor finance receivables held for investment, net	344,665	475,296
Finance receivables repurchased from gain on sale trusts, net	66,454	123,972

Finance receivables, net	$2,567,915	$3,514,979

     The aggregate unpaid principal balances of all owned finance receivables more than 60 days past due were $69.4 million at June 30, 2008 and $156.0 million at December 31, 2007.
     On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of Contracts to Santander, effective June 1, 2008. The Company continued to service these Contracts through August 2, 2008 in return for a servicing fee paid by Santander. The Company recognized a $0.8 million loss on the sale of these Contracts during the three months ended June 30, 2008.
     The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2007	$639,854	$(105,391)	$534,463	$(59,167)	$475,296
Interest income	(35,082)	—	(35,082)	25,493	(9,589)
Sale of receivables	(375)	48	(327)	(15)	(342)
Principal collections	(120,700)	—	(120,700)	—	(120,700)
Charge-offs, net of sales proceeds and recoveries	(18,388)	18,388	—	—	—
Reclassifications	—	11,868	11,868	(11,868)	—
Change in cash flows	(8,662)	8,662	—	—	—

Balance, June 30, 2008	$456,647	$(66,425)	$390,222	$(45,557)	$344,665

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(63,537)	—	(63,537)	48,034	(15,503)
Principal collections	(194,368)	—	(194,368)	—	(194,368)
Charge-offs, net of sales proceeds and recoveries	(25,057)	25,057	—	—	—
Reclassifications	—	1,817	1,817	(1,817)	—
Change in cash flows	(36,975)	36,975	—	—	—

Balance, June 30, 2007	$926,899	$(189,389)	$737,510	$(98,135)	$639,375

     The activity in the finance receivables repurchased from gain on sale trusts for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2007	$145,125	$(12,852)	$132,273	$(8,301)	$123,972
Finance receivables repurchased	80,191	(7,471)	72,720	(5,565)	67,155
Interest income	(8,839)	—	(8,839)	7,342	(1,497)
Sale of receivables	(66,005)	6,578	(59,427)	4,525	(54,902)
Principal collections	(68,274)	—	(68,274)	—	(68,274)
Charge-offs, net of sales proceeds and recoveries	(1,622)	1,622	—	—	—
Reclassifications	—	5,935	5,935	(5,935)	—
Change in cash flows	(21)	21	—	—	—

Balance, June 30, 2008	$80,555	$(6,167)	$74,388	$(7,934)	$66,454

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	103,295	(8,011)	95,284	(5,795)	89,489
Interest income	(9,420)	—	(9,420)	7,304	(2,116)
Principal collections	(63,340)	—	(63,340)	—	(63,340)
Charge-offs, net of sales proceeds and recoveries	(2,155)	2,155	—	—	—
Reclassifications	—	4,180	4,180	(4,180)	—
Change in cash flows	2,279	(2,279)	—	—	—

Balance, June 30, 2007	$101,112	$(8,092)	$93,020	$(6,328)	$86,692

     During the first six months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.
4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$206,705	$208,077
Receivables sold	(22,504)	—
Provision for credit losses	41,504	60,225
Charge-offs	(64,945)	(55,018)
Recoveries	9,080	6,217

Balance, end of period	$169,840	$219,501

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$230,500	$195,000
Receivables sold	(22,504)	—
Provision for credit losses	88,082	122,855
Charge-offs	(145,656)	(109,846)
Recoveries	19,418	11,492

Balance, end of period	$169,840	$219,501

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

5. Sales of Receivables
Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated is summarized as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$75,638	$322,579
Receivables called	(69,746)	—
Collections and charge-offs	(5,892)	(52,671)

Balance, end of period	$—	$269,908

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$94,097	$484,818
Receivables called	(69,746)	(93,712)
Collections and charge-offs	(24,351)	(121,198)

Balance, end of period	$—	$269,908

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $5.2 million at December 31, 2007. Credit losses, net of recoveries, totaled $0.5 and $2.9 million for the three and six months ended June 30, 2008, respectively, as compared to $4.1 and $10.6 million for the three and six months ended June 30, 2007, respectively.
     Our servicing portfolio excludes the $632 million of Contracts sold to Santander, effective June 1, 2008. The Company transferred the servicing of these Contracts to Santander on August 3, 2008.
Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at June 30, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)
Restricted cash held for the benefit of securitizations	$—	$14,731
Overcollaterization receivable	—	12,233
Interest-only	—	(447)

Retained interest in securitized assets, gross	—	26,517

Payable to Ford Credit	—	(15,601)

Retained interest in securitized assets, net	$—	$10,916

     The Company called the last of its five off-balance sheet securitizations in May 2008. The Company’s retained interests in securitization transactions included the value associated with future cash flows generated from overcollateralization and any excess spread amounts. Overcollateralization receivable represented the difference between securitized receivables outstanding and notes outstanding. Retained interests in securitized assets were recorded at fair value. The fair value of retained interests was determined based on calculating the present value of the projected cash flows to be received using management’s best estimates of key assumptions, including discount rate, prepayment rate and credit losses.
     Retained interests in securitized assets were net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. We made payments to Ford Credit totaling $14.5 million during the six months ended June 30, 2008 pursuant to the agreement. The Company transferred a remaining $1.2 million payable to Ford Credit, representing potential additional payments to Ford Credit, to other liabilities during the three months ended June 30, 2008.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $8.2 million at June 30, 2008 and $8.6 million at December 31, 2007.
     The activity in the retained interest in securitized assets for the periods indicated is summarized as follows:

				Retained		Retained
				Interest		Interest in
	Restricted	Over-	Interest-	in Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2007	$14,731	$12,233	$(447)	$26,517	$(15,601)	$10,916
Distributions	—	(2,400)	172	(2,228)	—	(2,228)
Residual interest income	—	—	1,053	1,053	—	1,053
Unrealized losses	—	—	(236)	(236)	118	(118)
Payment to Ford Credit	—	—	—	—	1,341	1,341

Balance, March 31, 2008	$14,731	$9,833	$542	$25,106	$(14,142)	$10,964

Distributions	(14,731)	(9,833)	(1,240)	(25,804)	—	(25,804)
Residual interest income	—	—	3,357	3,357	—	3,357
Realized gains (losses)	—	—	363	363	(182)	181
Unrealized losses	—	—	(3,022)	(3,022)	—	(3,022)
Payment to Ford Credit	—	—	—	—	13,170	13,170
Transfer to other liabilities	—	—	—	—	1,154	1,154

Balance, June 30, 2008	$—	$—	$—	$—	$—	$—

				Retained		Retained
				Interest		Interest in
	Restricted	Over-	Interest-	in Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2006	$57,751	$63,026	$2,257	$123,034	$(20,503)	$102,531
Distributions	(22,526)	(21,091)	(5,442)	(49,059)	—	(49,059)
Residual interest income	—	—	6,795	6,795	(583)	6,212
Realized losses	—	—	(311)	(311)	156	(155)
Unrealized losses	—	—	(1,797)	(1,797)	(589)	(2,386)

Balance, March 31, 2007	$35,225	$41,935	$1,502	$78,662	$(21,519)	$57,143

Distributions	—	(6,847)	(6,009)	(12,856)	—	(12,856)
Residual interest income	—	—	5,056	5,056	(872)	4,184
Unrealized gains	—	—	197	197	(1,123)	(926)

Balance, June 30, 2007	$35,225	$35,088	$746	$71,059	$(23,514)	$47,545

6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at June 30, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)

Warehouse loan facilities	$—	$280,390
Residual loan facility	—	54,000

Total revolving credit facilities	$—	$334,390

     There were no facility amount advances outstanding and collateral pledged under our warehouse and residual loan facilities at June 30, 2008. Our warehouse facility with Citigroup Global Markets Realty Corp. (“CGMRC”) previously provided up to $750 million of funding for automobile retail installment sales contract receivables originated or purchased by the Company that met certain eligibility requirements. Our residual facility previously provided up to $125 million of funding for general corporate purposes.
     On May 6, 2008, the Company and certain of its subsidiaries agreed to amend (1) its Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, as originator and servicer, Triad Financial Warehouse Special Purpose LLC, as seller, Triad Automobile Receivables Warehouse Trust, as borrower, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association, as collection account bank, the “Collection Account Bank”), and CGMRC, as lender (as amended from time to time, the “Warehouse Lending Agreement”), and (2) its Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC (“Residual LLC”), as borrower, the Collection Account Bank and CGMRC, as lender (as amended from time to time, the “Residual Loan Agreement”).
     The amendments to the Warehouse Lending Agreement included, among other things, that: (1) Triad would borrow a maximum of $125 million between May 6, 2008 and June 30, 2008 to purchase newly originated contracts, in addition to the amount currently drawn under the facility, which was approximately $505 million as of May 6, 2008; (2) after June 30, 2008, there would be no additional borrowings thereunder; and (3) after June 1, 2008, all collections from contracts pledged under the Warehouse Lending Agreement would be used to pay down the loans.
     The amendments to the Residual Loan Agreement included, among other things, that: (1) after May 8, 2008, there would be no new borrowings thereunder, in addition to the amount currently drawn under the facility, which was approximately $67 million as of May 6, 2008; (2) for the period from May 6, 2008 through June 30, 2008, after payments of interest and fees, 75% of remaining collections from the securitization trusts’ residual assets would be paid to the lender in respect of principal and any amounts remaining thereafter would be distributed as set forth in the Residual Loan Agreement, including for payment to Residual LLC; and (3) after June 30, 2008, after payments of interest and fees, 100% of remaining collections from the securitization trusts’ residual assets would be paid to the lender in respect of principal and any amounts remaining thereafter will be distributed as set forth in the Residual Loan Agreement.
     On June 20, 2008, the Company and certain of its subsidiaries satisfied all of their obligations under (1) the Warehouse Lending Agreement, dated as of April 29, 2005, and (2) the Master Residual Loan Agreement, dated as of April 29, 2005. These obligations were satisfied from the proceeds of the whole loan sale of Contracts to Santander.
     The parties to the Warehouse Lending Agreement and the Residual Loan Agreement executed a Termination Agreement governing the termination of both facilities. No early termination fees were incurred by the Company or any of its affiliates in connection with the termination of these facilities.
     On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provided up to $500.0 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility had a two year commitment but would expire after 364 days if the liquidity facility was not renewed. On May 30, 2008, the Company and certain of its subsidiaries terminated its warehouse facility with Barclays Bank PLC. In connection with the termination of this facility, the Company wrote-off $0.4 million of unamortized capitalized finance costs during the three months ended June 30, 2008.

     The Company had provided a guarantee under each of its warehouse facilities and its residual facility equal to 10% of the amount outstanding at the time the guarantee was drawn. The Company’s guarantees under the CGMRC warehouse and residual facilities were terminated upon the payoff and termination of these facilities. The Company’s guarantee under the Barclays Bank PLC warehouse facility was also terminated upon the termination of this facility.
     Interest expense for the three and six months ended June 30, 2007 includes $3.2 million and $8.1 million of expense incurred to Goldman Sachs Mortgage Company.
     On May 11, 2008, the Company entered into a $49.5 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. to provide interim funding while the negotiations with CGMRC were continuing. This promissory note accrued interest at 20% and was payable quarterly, on the last day of each March, June, September and December while the note was outstanding. The promissory note was due and payable the earlier of one year of its issuance and fourteen days after receipt of demand for payment. On May 28, 2008, certain affiliates of GTCR Golder Rauner, L.L.C. agreed to assume 50% of the funding obligation under the $49.5 million unsecured promissory note. Hunter’s Glen/Ford Ltd. And GTCR Golder Rauner, L.L.C. are two of the Company’s indirect equity owners.
     On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L. P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L. P., to provide increased interim funding. These promissory notes will accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders. These combined $80.0 million notes replaced the previous $49.5 million unsecured demand promissory note. The amounts outstanding under the $49.5 million promissory note were paid in full.
     The lenders under the new $80.0 million promissory notes were also issued Class B Preferred Units in Triad Holdings, LLC (“Triad LLC”), the indirect parent of the Company. Triad LLC’s limited liability company agreement was amended to allow for the issuance of these units and also for an increase in the number of board of manager members at Triad LLC. Upon any liquidation or other distribution by Triad LLC, the holders of the Class B Preferred Units will be entitled to a first priority liquidation preference equal to $130 million, less the aggregate amount of either cash or payment in kind interest paid to the lenders. In addition, the Stockholders Agreement, dated April 29, 2005, among Triad Holdings Inc., Triad LLC and other parties thereto also was amended to reflect an increase in the number of board of director members at Triad Holdings Inc. and the Company.
     It is anticipated that during the third quarter of 2008, the $80.0 million unsecured promissory notes will be replaced by a secured residual credit facility between Hunter’s Glen/Ford Ltd. and entities managed or controlled by GTCR Golder Rauner, L.L.C., as lenders, and Residual LLC, as borrower.

7. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at June 30, 2008 are summarized as follows:

		Original
		Weighted	Collateral	Note
	Original	Average	Pledged	Balance
	Note	Interest	at	at
Transaction	Amount	Rate	June 30, 2008	June 30, 2008

(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$233,885	$219,681
2005-B, due April 12, 2013(a)	905,303	4.32%	218,180	204,231
2006-A, due April 12, 2013(a)	822,500	4.88%	293,491	269,302
2006-B, due November 12, 2012(a)	915,500	5.50%	388,927	358,390
2006-C, due May 13, 2013(a)	1,092,200	5.37%	555,720	505,490
2007-A, due February 12, 2014(a)	775,110	5.34%	528,895	474,154
2007-B, due July 14, 2014(a)	598,330	5.70%	538,284	474,911

	$6,212,943		$2,757,382	$2,506,159

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
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
     Capitalized financing costs with an unamortized balance of $4.8 million at June 30, 2008 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $0.9 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels will increase by increasing the required spread account level and the premiums paid to the guarantee insurance providers will increase as defined in the agreements. At June 30, 2008, the cumulative net loss ratio for the Company’s 2006-B and 2006-C securitization trusts each exceeded one of their target ratios. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio immediately increased from 2% to 3%, resulting in a delay in cash distributions to the Company. This requirement will remain at 3% until the trusts are back in compliance with their targets for three consecutive months.
     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. Except as discussed above, the Company was in compliance with its agreements with its guarantee insurance providers at June 30, 2008.

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
     Capitalized financing costs with an unamortized balance of $3.7 million at June 30, 2008 are being amortized over the contractual term of the notes. Capitalized financing costs include $2.5 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
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
10. Derivative Financial Instruments
     At June 30, 2008, the Company had derivative financial instruments with external third parties with underlying notional amounts of $1.6 billion. These agreements were valued at a loss of $11.4 million at June 30, 2008. Other income (expense) for the three and six months ended June 30, 2008 included $11.5 million gains and $3.5 million in losses, respectively, on our derivative financial instruments. Other income (expense) for the three and six months ended June 30, 2007 included $1.0 million and $0.2 million in gains, respectively, on our derivative financial instruments. At June 30, 2008 and December 31, 2007, the Company had $5.3 million and $2.9 million, respectively, in collateral on deposit with the counterparties to the derivative financial instruments. These amounts are included in restricted cash on our balance sheets.
11. Income Taxes
     A valuation allowance on deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect our assessment of the realizability of the deferred tax assets. We have reviewed our deferred tax assets at June 30, 2008 and based upon this review, we have established a valuation allowance of $32.0 million to reduce our deferred tax assets to an amount which is more likely than not to be realized. There was no valuation allowance at December 31, 2007.
     The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with FIN 48. The Company has identified certain tax positions for which deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. As of June 30, 2008, the Company had reclassified approximately $3.9 million of tax benefit from its deferred tax liability to its FIN 48 current tax liability. If recognized, the $3.9 million unrecognized tax benefit would have no impact on the Company’s effective tax rate.

     The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At of June 30, 2008, the Company has accrued $0.5 million, net of tax benefit, for the potential payments of interest in accordance with FIN 48.
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at June 30, 2008 with respect to these matters cannot be ascertained, the Company believes that any resulting liability would not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
     Under the management agreement among the Company, Triad Holdings LLC (owner of Triad Holdings), Triad Holdings and Hunter’s Glen/Ford Ltd., the parties engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad LLC and executive chairman of the Company as specified in the agreement and will provide Carl B. Webb and J. Randy Staff, or similarly qualified individuals, to furnish a portion of the services required by the management agreement. The Company agreed to pay Hunter’s Glen/Ford Ltd a management fee of $1.5 million per annum for the services described above.
     During the third quarter of 2007, the Company entered into a consulting agreement with Carl B. Webb. Under the terms of the agreement, Mr. Webb will provide consulting services to the Company in return for a fee of $250,000 per annum. This consulting agreement was amended in the first quarter of 2008 to change the annual fee to $500,000.
     On June 30, 2008, the Company informed Chris A. Goodman that it would not be extending his employment agreement beyond its Initial Term, as that term is defined in the Amended and Restated Employment Agreement dated August 1, 2007 between Mr. Goodman and the Company.
     In December 2007, the Company entered into an agreement with Kevin Harvick, Inc. regarding the sponsorship of a NASCAR team for the 2008 racing season. Under the terms of that agreement, the Company will pay $2.8 million in sponsorship fees in 2008. At June 30, 2008, the Company has a remaining obligation of approximately $1.2 million under this agreement.
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations amounted to $3.4 million and $4.5 million for the three and six months ended June 30, 2008, respectively. Rental expense charged to operations totaled $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively. Rental expense for the three months ended June 30, 2008 included a $2.6 million accrual related to future excess facility capacity resulting from the shutdown of the Indirect (Dealer) originations channel discussed in Note 1.

     Future minimum rental commitments under all noncancellable leases at June 30, 2008 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2008	$1,563
2009	$3,351
2010	$3,449
2011	$2,528
2012	$2,148
13. Comprehensive Income
     Comprehensive income for the period indicated is summarized as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Net income	$(47,670)	$17,047
Other comprehensive income (loss), net Unrealized holding (loss) gains on available for sale securities (net of tax of $45 and $676)	(73)	1,036
Net unrealized holding gains reclassified into earnings (net of tax of $1,194 and $1,985)	(1,828)	(3,039)

Total other comprehensive loss, net	(1,901)	(2,003)

Comprehensive income	$(49,571)	$15,044

     The changes in accumulated other comprehensive income for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$1,901	$9,084
Current period change	(1,901)	(2,003)

Balance, end of period	$—	$7,081

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

     The Company recorded a charge to compensation expense of $0.1 million and $0.4 million for stock-based employee compensation for the three months ended June 30, 2008 and 2007, respectively. The Company recorded a charge of $0.3 million for both of the six months ended June 30, 2008 and 2007. No options were granted during the six months ended June 30, 2008. The Company granted 12,000 and 0.2 million options during the three and six months ended June 30, 2007, respectively. Since the inception of the plan, no options have been exercised.
     A summary of stock option activity under the Company’s stock option plan for the periods indicated is summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except
	weighted-average
	exercise price )

Outstanding at March 31, 2008	2,847	$7.68
Canceled	(345)	7.51
Forfeited	(185)	7.54

Outstanding at June 30, 2008	2,317	$7.64

Outstanding at December 31, 2007	2,867	$7.68
Canceled	(353)	7.51
Forfeited	(197)	7.54

Outstanding at June 30, 2008	2,317	$7.64

Exercisable at June 30, 2008	1,546	$7.58

Weighted-average remaining contractual life in years		7.57

Outstanding at March 31, 2007	3,038	$7.62
Granted	12	8.33
Canceled	(75)	7.55
Forfeited	—	—

Outstanding at June 30, 2007	2,975	$7.63

Outstanding at December 31, 2006	2,988	$7.58
Granted	212	8.30
Canceled	(75)	7.55
Forfeited	(150)	7.59

Outstanding at June 30, 2007	2,975	$7.63

15. Revised Quarterly Financial Data
     We have revised certain amounts previously reported in our unaudited interim consolidated financial statements for the second quarter of 2007 to correct errors related to the accounting for interest rate derivative contracts entered into in the second quarter of 2007. During the fourth quarter of 2007, the Company discovered that its gains (losses) on its interest rate swap agreements previously reported in its unaudited interim consolidated financial statements for the second quarter of 2007 was incorrect because the counterparty to the interest rate swap agreements inadvertently failed to report the effects of one of the swap agreements. As a result of the error, the Company’s other income was understated by $1.0 million for the three and six months ended June 30, 2007. The Company’s net cash flows were not impacted by these errors.

     The impact of the revisions is summarized as follows:

	Three months Ended June 30, 2007			Six months Ended June 30, 2007
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
	(Dollars in thousands)
Financing and other interest income	$158,174	$—	$158,174	$319,704	$—	$319,704
Interest expense	55,711	—	55,711	110,574	—	110,574

Net interest margin	102,463	—	102,463	209,130	—	209,130
Provision for credit losses	60,225	—	60,225	122,855	—	122,855

Net interest margin after provision for credit losses	42,238	—	42,238	86,275	—	86,275

Servicing income	2,071	—	2,071	5,048	—	5,048
Other income	5,937	956	6,893	8,596	956	9,552

Total other revenues	8,008	956	8,964	13,644	956	14,600

Operating expenses
Compensation and employee benefits	22,905	—	22,905	43,657	—	43,657
Occupancy and equipment	3,907	—	3,907	8,049	—	8,049
System and data processing	3,291	—	3,291	6,628	—	6,628
Professional services	1,073	—	1,073	2,607	—	2,607
Telecommunications	872	—	872	1,818	—	1,818
Advertising	1,143	—	1,143	1,922	—	1,922
Other	3,045	—	3,045	6,525	—	6,525

Total operating expenses	36,236	—	36,236	71,206	—	71,206

Income before income taxes	14,010	956	14,966	28,713	956	29,669
Provision for income taxes	(5,897)	(374)	(6,271)	(11,666)	(374)	(12,040)

Net income	$8,113	$582	$8,695	$17,047	$582	$17,629

	At June 30, 2007
	Reported	Adjustment	Revised
	(Dollars in thousands)
Assets
Cash and cash equivalents	$62,297	$—	$62,297
Cash — restricted	310,828	—	310,828
Finance receivables held for investment, net	3,634,730	—	3,634,730
Retained interest in securitized assets, net	47,545	—	47,545
Account receivable, net	43,846	—	43,846
Fixed assets, net of accumulated depreciation	15,948	—	15,948
Collateral held for resale	15,275	—	15,275
Capitalized financing costs, net of accumulated amortization	13,549	—	13,549
Deferred tax assets, net	81,798	(374)	81,424
Goodwill	30,446	—	30,446
Other assets	4,066	956	5,022

Total assets	$4,260,328	$582	$4,260,910

Liabilities
Revolving credit facilities	302,553	—	302,553
Securitization notes payable	3,336,163	—	3,336,163
Senior notes payable	149,210	—	149,210
Taxes payable	9,458	—	9,458
Other liabilities	72,529	—	72,529

Total liabilities	3,869,913	—	3,869,913

Stockholder’s Equity
Common stock	—	—	—
Additional paid-in-capital	345,000	—	345,000
Retained earnings	38,334	582	38,916
Accumulated other comprehensive earnings	7,081	—	7,081

Total stockholder’s equity	390,415	582	390,997

Total liabilities and stockholder’s equity	$4,260,328	$582	$4,260,910

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
General
     Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of retail installment contracts and loans secured by automobiles. We purchased retail installment contracts from franchised and select independent automobile dealerships and originate auto loans directly to consumers. As used in this document, “Contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the purchase and origination of receivables, we have relied upon warehouse and residual credit facilities. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we have completed twelve securitizations of auto receivables. Prior to our May 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America, or “GAAP”.
     Prior to May 23, 2008, the Company engaged in the business of purchasing and servicing automobile retail installment sales contracts (“Contracts”) originated by automobile dealers located throughout the United States through our Indirect (Dealer) originations channel. On May 23, 2008, due to current economic conditions, the Company ceased accepting credit applications in its Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. The Company incurred $9.2 million of expense during the three months ended June 30, 2008 related to the shutdown of the Indirect (Dealer) channel comprised primarily of severance, the write-down of certain fixed and other assets and an accrual for future excess facility capacity.
     The Company also originates automobile loans directly to consumers through our Direct-to-Consumer originations channel, RoadLoans. On June 20, 2008, the Company agreed to sell its RoadLoans direct lending business to Santander Consumer USA Inc. (“Santander”). The sale is subject to customary closing conditions, including due diligence, and is expected to be completed during the third quarter of 2008. The Company incurred $2.2 million of expense during the three months ended June 30, 2008 related to the potential sale of the Direct channel comprised primarily of severance and the write-down of certain fixed assets.
     Beginning on May 27, 2008 and continuing through the period preceding the closing, loans originated by the Company’s RoadLoans division are being sold to Santander. Upon completion of this sale of RoadLoans, the Company will no longer purchase or originate any Contracts or loans.
     On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of Contracts to Santander, effective June 1, 2008. This portfolio was comprised of receivables financed on our warehouse lending facility that met criteria similar to our securitization eligibility criteria, including no receivables more than 30 days past due. The Company continued to service these Contracts through August 2, 2008 in return for a servicing fee paid by Santander. The Company recognized a $0.8 million loss on the sale of these Contracts during the three months ended June 30, 2008.
     We have periodically sold receivables to securitization trusts, or “Trusts,” that, in turn, sold asset-backed securities to investors. Beginning with our May 2005 securitization, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness remained on our balance sheet. We recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. The principal changes to our securitization structures that resulted in the differing accounting treatment included the right of the trust to enter into interest rate derivative contracts with respect to retained interests and also allowed the servicer to sell charged-off finance receivable contracts. Provisions such as these precluded the use of sale treatment in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
     For all securitizations accounted for as sales, the Company retained certain interests in the sold receivables representing the present value of the estimated future excess cash flows to be received by us over the life of the securitization. Excess cash flows resulted from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses. Excess cash flows from the Trusts were initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements were reached and maintained, excess cash flows were distributed to us. In addition to excess cash flows, we earned monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized, or “sold receivables,” and collected other fees such as late charges and extension fees as servicer for those Trusts. The Company called the last of its five off-balance sheet securitizations in May 2008.
Critical Accounting Policies and Use of Estimates
     Critical accounting policies and use of estimates are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes.
Components of Revenues and Expenses
     Most of our revenues are generated from the purchase and origination of receivables, other interest income, and securitization and servicing of our automobile installment contracts. Our revenues include financing revenue, other interest income, income related to sales of receivables and other income. We earn financing revenue from contracts we purchased and originated. Other interest income includes: (1) residual interest income on the retained interest in securitized assets we retain from securitization transactions; and (2) income on our restricted cash accounts. Our servicing income includes: (1) the base servicing fee income we receive from servicing receivables; and (2) the supplemental servicing fee income we receive from servicing receivables. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders and payment convenience fees. Our other income also includes gains and losses on our derivative financial instruments and gains and losses related to the repurchase of receivables from gain on sale trusts and gains and losses on the sale of finance receivables. Certain of these items comprising other income will no longer be earned as a result of our decision to cease lending operations during the second quarter of 2008.
     Our costs and expenses consist of interest expense, operating expenses, provision for credit losses and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our purchase and origination of receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment and originated subsequent to April 29, 2005. Certain of these interest and operating expenses will no longer be incurred as a result of our decision to cease lending operations during the second quarter of 2008.
Results of Operations
Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007
     Our net loss was $48.6 million for the three months ended June 30, 2008 as compared to net income of $6.1 million for the three months ended June 30, 2007. The decrease in net income was primarily due to a lower net interest margin and higher operating expenses, partially offset by a lower provision for credit losses and higher total other revenues. Our results for the three months ended June 30, 2008 included the following:
•	$32.0 million charge to establish valuation allowance against our gross deferred tax assets;

•	$30.4 million goodwill impairment charge;

•	$9.2 million of expense related to shutdown of the Indirect (Dealer) originations channel;

•	$2.2 million of expense related to potential sale of the Direct originations channel;

•	$2.1 million of legal and professional fees related to termination of existing warehouse and residual lending facilities and establishment of alternative funding sources;

•	$0.8 million loss on sale of a $632 million portfolio of loans; and

•	$11.5 million in gains on our derivative financial instruments.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Average owned finance receivables, carrying value	$3,145,677	$3,878,415

     Average owned finance receivables decreased by 18.9% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease was due to the sale of $632 million of receivables effective June 1, 2008 combined with a lower level of originations and repayments and charge-offs as the owned finance receivables portfolio continues to age. We purchased and originated $99.9 million of auto contracts during the three months ended June 30, 2008 as compared to $249.6 million during the three months ended June 30, 2007. This decrease in originations was primarily due to lower levels of originations in both our direct and dealer channels.
     Effective May 23, 2008, we ceased accepting applications in our Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. Additionally, effective May 27, 2008, all loans originated in our Direct originations channel are being sold to Santander.
     The average new contract size was $17,894 for the three months ended June 30, 2008 as compared to $18,931 for the three months ended June 30, 2007. The decline in average new contract size for the three months ended June 30, 2008 as compared to 2007 was due to modifications in our contract origination strategy. The average annual percentage rate on contracts purchased and originated was 16.7% and 14.1% during the three months ended June 30, 2008 and 2007, respectively.

     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Financing income	$121,912	$150,608
Other interest income	5,259	7,566
Interest expense	(49,395)	(55,711)

Net interest margin	$77,776	$102,463

Annualized financing income as a percentage of average owned finance receivables	15.5%	15.5%

     The 24.1% decrease in net interest margin for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was due to a decrease in financing income and other interest income, partially offset by a decrease in interest expense.
     The 19.1% decrease in financing income was primarily due to the decrease in average owned finance receivables. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value, taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $6.3 million and $8.6 million of premium amortization for the three months ended June 30, 2008 and 2007, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, our average yield on receivables for the three months ended June 30, 2008 and 2007 would have been 16.3% and 16.4%, respectively.
     During the first six months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.
     Other interest income decreased to $5.3 million for the three months ended June 30, 2008 as compared to $7.6 million for the three months ended June 30, 2007. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances combined with a decrease in interest income received on restricted cash accounts. Additionally, other interest income for the three months ended June 30, 2008 and June 30, 2007 included $3.0 million and $2.1 million, respectively, in previously unrealized gains on our retained interest in securitized assets.
     The decrease in interest expense was primarily due to lower average debt levels and a higher cost of funds. Our effective cost of funds was 6.3% for the three months ended June 30, 2008 as compared to 5.8% in 2007. This increase in our cost of funds was due to higher interest rates on our 2007 securitization transactions, higher interest rates on our warehouse and residual lending facilities effective May 6, 2008 and higher interest rates on our interim funding source. Average debt outstanding was $3,154.1 million and $3,810.3 million for the three months ended June 30, 2008 and 2007, respectively.
Provision for Credit Losses
     Our provision for credit losses was $41.5 million for the three months ended June 30, 2008 as compared to $60.2 million for the three months ended June 30, 2007. Our provision for credit losses decreased as a result of the declining portfolio balance and improved credit quality resulting from the modifications we have made to our contract origination strategy.

     Servicing Income
     Servicing income decreased to $1.3 million for the three months ended June 30, 2008 as compared to $2.1 million for the three months ended June 30, 2007. Servicing fees for the three months ended June 30, 2008 were comprised primarily of fees earned on the $632 million portfolio of loans sold to Santander effective June 1, 2008.
     Other Income
     Other income is summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Customer fees	$3,949	$4,550
Gains on derivative financial instruments	11,501	1,981
Other	(2,328)	362

Other income	$13,122	$6,893

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
     Customer fees decreased to $3.9 million for the three months ended June 30, 2008 as compared to $4.6 million for the three months ended June 30, 2007 primarily due to the decrease in our average owned finance receivables.
     Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income (expense). Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. Our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the three months ended June 30, 2008, our $11.5 million in gains on derivative financial instruments was comprised entirely of gains on our interest rate swap agreements.
     Other decreased to expense of $2.3 million for the three months ended June 30, 2008 as compared to income of $0.3 million for the three months ended June 30, 2007 primarily due to a $3.0 million loss recorded on the call of receivables from a gain on sale trust during the three months ended June 30, 2008. Other also included a $0.8 million loss on sale of finance receivables for the three months ended June 30, 2008.
      Expenses
     Operating expenses were $77.9 million for the three months ended June 30, 2008 as compared to $36.2 million for the three months ended June 30, 2007. Annualized operating expenses as a percentage of average total managed receivables were 9.2% for the three months ended June 30, 2008 as compared to 3.5% for the three months ended June 30, 2007. This increase in operating expenses as a percentage of average total managed receivables was mainly due to the following:
•	$4.2 million charge to compensation and employee benefits representing severance payments to employees impacted by the shutdown of the Indirect (Dealer) origination channel and potential sale of the Direct originations channel;

•	$3.4 million charge to occupancy and equipment representing the write-off of certain fixed assets as a result of the shutdown of the Indirect (Dealer) originations channel and potential sale of the Direct originations channel;

•	$2.6 million charge to occupancy and equipment representing an accrual for future excess facility capacity resulting from the shutdown of the Indirect (Dealer) originations channel and the sale of $632 million of receivables;

•	$2.1 million charge to professional services representing legal and professional fees incurred in the termination of existing warehouse and residual lending facilities and the establishment of alternative funding sources;

•	$30.4 million goodwill impairment charge; and

•	$1.2 million charge to other expenses representing the write-off of certain other assets as a result of the shutdown of the Indirect (Dealer) origination channel.
     Income Taxes
     Income tax expense was $21.4 million for the three months ended June 30, 2008 as compared to $6.3 million for the three months ended June 30, 2007. Our effective income tax rate was 78.4% and 41.9% for the three months ended June 30, 2008 and 2007, respectively. Income tax expense for the three months ended June 30, 2008 included a $32.0 million valuation allowance established to reduce our deferred tax assets to an amount which is more likely than not to be realized.
     Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007
     Our net loss was $47.7 million for the six months ended June 30, 2008 as compared to net income of $17.0 million for the six months ended June 30, 2007. The decrease in net income was primarily due to a increase in operating expenses, lower net interest margin and decline in other revenues (expenses) and lower net interest margin, partially offset by a lower provision for credit losses.
     Our results for the six months ended June 30, 2008 included the following:
•	$32.0 million charge to establish valuation allowance against our gross deferred tax assets;

•	$30.4 million goodwill impairment charge;

•	$9.2 million of expense related to shutdown of the Indirect (Dealer) originations channel;

•	$2.2 million of expense related to potential sale of the Direct originations channel;

•	$2.1 million of legal and professional fees related to termination of existing warehouse and residual lending facilities and establishment of alternative funding sources;

•	$0.8 million loss on sale of a $632 million portfolio of loans; and

•	$3.5 million in losses on our derivative financial instruments.
     Net Interest Margin
     Our revenues are primarily generated from the purchase, origination, retention, subsequent securitization and servicing of auto receivables. Our average owned finance receivables outstanding are summarized as follows:

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Average owned finance receivables, carrying value	$3,387,876	$3,906,566

     Average owned finance receivables decreased by 13.3% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease was due to the sale of $632 million of receivables effective June 1, 2008 combined with a lower level of originations and repayments and charge-offs as the owned finance receivables portfolio continues to age. We purchased and originated $349.5 million of auto contracts during the six months ended June 30, 2008 as compared to $662.8 million during the six months ended June 30, 2007. This decrease in originations was primarily due to lower levels of originations in both our direct and dealer channels.

     Effective May 23, 2008, we ceased accepting applications in our Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. Additionally, effective May 27, 2008, all loans originated in our Direct originations channel are being sold to Santander.
     The average new contract size was $17,937 for the six months ended June 30, 2008 as compared to $18,719 for the six months ended June 30, 2007. The decline in average new contract size for the six months ended June 30, 2008 as compared to 2007 was due to modifications in our contract origination strategy. The average annual percentage rate on contracts purchased and originated was 16.1% and 14.7% during the six months ended June 30, 2008 and 2007, respectively.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Financing income	$260,109	$302,804
Other interest income	9,131	16,900
Interest expense	(99,467)	(110,574)

Net interest margin	$169,773	$209,130

Annualized financing income as a percentage of average owned finance receivables	15.4%	15.5%

     The 18.8% decrease in net interest margin for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due to a decrease in financing income and other interest income, partially offset by a decrease in interest expense.
     The 14.1% decrease in financing income was primarily due to the decrease in average owned finance receivables. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value, taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $11.1 million and $17.6 million of premium amortization for the six months ended June 30, 2008 and 2007, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, our average yield on receivables for the six months ended June 30, 2008 and 2007 would have been 16.0% and 16.4%, respectively.
     During the first six months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.
     Other interest income decreased to $9.1 million for the six months ended June 30, 2008 as compared to $16.9 million for the six months ended June 30, 2007. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances combined with a decrease in interest income received on restricted cash accounts. Additionally, other interest income for the six months ended June 30, 2008 and June 30, 2007 included $3.0 million and $2.0 million, respectively, in previously unrealized gains on our retained interest in securitized assets.
     The decrease in interest expense was primarily due to lower average debt levels and a higher cost of funds. Our effective cost of funds was 5.9% for the six months ended June 30, 2008 as compared to 5.8% in 2007. This increase in our cost of funds was due to higher interest rates on our 2007 securitization transactions, higher interest rates on our warehouse and residual lending facilities effective May 6, 2008 and higher interest rates on our interim funding source. Average debt outstanding was $3,372.4 million and $3,838.6 million for the six months ended June 30, 2008 and 2007, respectively.

     Provision for Credit Losses
     Our provision for credit losses was $88.1 million for the six months ended June 30, 2008 as compared to $122.9 million for the six months ended June 30, 2007. Our provision for credit losses decreased as a result of declining portfolio balance and the improved credit quality resulting from the modifications we have made to our contract origination strategy.
     Servicing Income
     Servicing income decreased to $2.0 million for the six months ended June 30, 2008 as compared to $5.0 million for the six months ended June 30, 2007. Servicing income represents servicing fees and late fees collected on sold receivables. The decrease in servicing income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily attributable to the declining balance of our sold receivables.
     Other Income
     Other income is summarized as follows:

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Customer fees	$8,252	$10,533
Losses on derivative financial instruments	(3,468)	1,174
Other	(2,023)	(2,155)

Other income	$2,761	$9,552

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
     Customer fees decreased to $8.3 million for the six months ended June 30, 2008 as compared to $10.5 million for the six months ended June 30, 2007 primarily due to the decrease in our average owned finance receivables.
     Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income (expense). Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. Our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the six months ended June 30, 2008, our $3.5 million in losses on derivative financial instruments was comprised of $1.7 million in losses on our interest rate swap agreements and $1.8 million in losses on our forward-starting swap agreements.
     Other is comprised of an expense of $2.0 million for the six months ended June 30, 2008 as compared to an expense of $2.2 million for the six months ended June 30, 2007 and is primarily due to a $3.0 million and $2.9 million in losses recorded on the repurchase of receivables from gain on sale trusts during the six months ended June 30, 2008 and 2007, respectively. Other included a $0.8 million loss on sale of finance receivables for the six months ended June 30, 2008.

     Expenses
     Operating expenses were $112.6 million for the six months ended June 30, 2008 as compared to $71.2 million for the six months ended June 30, 2007. Annualized operating expenses as a percentage of average total managed receivables were 12.7% for the six months ended June 30, 2008 as compared to 3.3% for the six months ended June 30, 2007. This increase in operating expenses as a percentage of average total managed receivables was mainly due to the following:
•	$4.2 million charge to compensation and employee benefits representing severance payments to employees impacted by the shutdown of the Indirect (Dealer) origination channel and potential sale of the Direct originations channel;

•	$3.4 million charge to occupancy and equipment representing the write-off of certain fixed assets as a result of the shutdown of the Indirect (Dealer) originations channel and potential sale of Direct originations channel;

•	$2.6 million charge to occupancy and equipment representing an accrual for future excess facility capacity resulting from the shutdown of the Indirect (Dealer) originations channel and the sale of $632 million of receivables;

•	$2.1 million charge to professional services representing legal and professional fees incurred in the termination of existing warehouse and residual lending facilities and the establishment of alternative funding sources;

•	$30.4 million goodwill impairment charge; and

•	$1.2 million charge to other expenses representing the write-off of certain other assets as a result of the shutdown of the Indirect (Dealer) origination channel and potential sale of the Direct originations channel.
     Income Taxes
     Income tax expense was $21.5 million for the six months ended June 30, 2008 as compared to $12.0 million for the six months ended June 30, 2007. Our effective income tax rate was 82.4% and 40.6% for the six months ended June 30, 2008 and 2007, respectively. Income tax expense for the six months ended June 30, 2008 included a $32.0 million valuation allowance established to reduce our deferred tax assets to an amount which is more likely than not to be realized.
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
     The following table presents certain data related to our owned finance receivables:

	At June 30,	At December 31,
	2008	2007
	(Dollars in thousands)

Finance receivables held for investment	$2,310,644	$3,124,036
Allowance for credit losses	(169,840)	(230,500)

Finance receivables held for investment, net of allowance	2,140,804	2,893,536

Allowance for credit losses as a percentage of receivables	7.4%	7.4%

Predecessor finance receivables held for investment, net	344,665	475,296
Finance receivables repurchased from gain on sale trusts, net	66,454	123,972

Total owned finance receivables held for investment, net	$2,551,923	$3,492,804

     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At June 30,		At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$271,915	9.8%	$377,862	10.0%
Greater than 60 days	87,975	3.2	156,036	4.1

	359,890	13.0	533,898	14.1
In repossession	19,457	0.7	29,383	0.8

	$379,347	13.7%	$563,281	14.9%

     Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were lower at June 30, 2008 as compared to December 31, 2007 due to normal seasonal trends and an increased emphasis on collection activities, including higher collections staffing levels, partially offset by the $632 million sale of receivables, effective June 1, 2008, none of which were more than 30 days past due at the time of the sale.
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
     Payment extensions as a percentage of owned finance receivables outstanding are summarized as follows:

	At June 30,	At December 31,
	2008	2007
	Percent	Percent
Never extended	60.6%	73.2%
Extended:
1-2 times	38.2%	26.1%
3-4 times	1.2%	0.7%

Total extended	39.4%	26.8%

Total	100.0%	100.0%

     As the finance receivables portfolio ages, more accounts become eligible for extensions. Payment extensions as a percentage of total owned finance receivables increased to 33.6% at June 30, 2008 as compared with 26.8% at December 31, 2007, mainly driven by an increase in 1-2 times payment extensions, which increased to 32.4% at June 30, 2008 as compared to 26.1% at December 31, 2007. This increase in extensions was due to the continued aging of our owned finance receivables portfolio combined with the $632 million sale of receivables, many of which would not have been eligible for an extension at the time of the sale. As the owned finance receivables portfolio ages, more accounts become eligible for extensions. As of June 30, 2008 and December 31, 2007, our owned finance receivables were aged, on a weighted average basis, 24.8 months and 18.8 months, respectively. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.

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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Repossession charge-offs	$97,560	$90,790
Less: Sales proceeds and recoveries	(56,398)	(57,593)
Mandatory charge-offs(1)	21,194	27,245

Net charge-offs(2)	$62,356	$60,442

Annualized net charge-offs as a percentage of average total owned receivables outstanding	7.9%	6.6%
Sales proceeds and recoveries as a percentage of charge-offs	47.5%	48.8%

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Repossession charge-offs	$216,631	$181,810
Less: Sales proceeds and recoveries	(126,604)	(116,921)
Mandatory charge-offs(1)	56,221	60,677

Net charge-offs(2)	$146,248	$125,566

Annualized net charge-offs as a percentage of average total owned receivables outstanding	8.6%	6.4%
Sales proceeds and recoveries as a percentage of charge-offs	46.4%	48.2%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increases in annualized net charge-offs as a percentage of average owned finance receivables to 7.9%and 8.6% for the three and six months ended June 30, 2008 as compared to 6.6% and 6.4% for the three and six months ended June 30, 2007 were due to higher charge-offs and decreases in recoveries as a percentage of charge-offs. The increases in charge-offs were due to increases in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007 and higher than expected credit losses on receivables originated in 2006. The decreases in recoveries as a percentage of charge-offs were due to lower auction sale proceeds, partially offset by decreases in mandatory charge-offs. The Company has reduced the number of receivables going to mandatory charge-off by assigning accounts for repossession earlier in their delinquency stage.

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
     Our total managed information excludes the $632 million of retail installment sales contracts sold to Santander, effective June 1, 2008. The Company transferred the servicing of these contracts to Santander on August 2, 2008.
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
     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Average owned finance receivables, carrying value	$3,145,677	$3,878,415
Average sold finance receivables	36,132	296,565

Average total managed finance receivables	$3,181,809	$4,174,980

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Average owned finance receivables, carrying value	$3,387,876	$3,906,566
Average sold finance receivables	60,266	348,810

Average total managed finance receivables	$3,448,142	$4,255,376

Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Financing income and customer fees	$133,072	$175,606
Interest expense	(49,531)	(56,730)

Net interest margin	$83,541	$118,876

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Financing income and customer fees	$283,985	$359,145
Interest expense	(101,875)	(115,268)

Net interest margin	$182,110	$243,877

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$77,776	$102,463
Other interest income	(5,259)	(7,566)
Financing revenue on sold receivables	953	11,853
Interest expense on sold receivables	(137)	(2,044)
Gains (losses) on forward starting swaps agreements	—	1,025
Premium amortization	6,259	8,595
Customer fees	3,949	4,550

Total managed net interest margin	$83,541	$118,876

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$169,773	$209,130
Other interest income	(9,131)	(16,900)
Financing revenue on sold receivables	4,538	28,188
Interest expense on sold receivables	(653)	(4,912)
Gains (losses) on forward starting swaps agreements	(1,755)	218
Premium amortization	11,086	17,620
Customer fees	8,252	10,533

Total managed net interest margin	$182,110	$243,877

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months
	Ended
	June 30,
	2008	2007

Annualized finance income and customer fees	16.7%	16.8%
Annualized interest expense	(6.2)	(5.4)

Annualized net interest margin as a percentage of average total managed receivables	10.5%	11.4%

	For the Six Months
	Ended
	June 30,
	2008	2007

Annualized finance income and customer fees	16.5%	16.9%
Annualized interest expense	(5.9)	(5.4)

Annualized net interest margin as a percentage of average total managed receivables	10.6%	11.5%

     Annualized net interest margin as a percentage of average total managed receivables decreased to 10.5% and 10.6% for the three months and six months ended June 30, 2008, respectively, as compared to 11.4% and 11.5% for the three and six months ended June 30, 2007. This decrease was mainly due to our higher cost of funds combined with a greater volume of loans in our direct channel to customers with higher expected credit quality. The increase in our cost of funds was due to higher cost funding sources combined with lower gains / higher losses on our forward-starting swap agreements. Excluding gain (losses) on our forward-starting swap agreements, annualized net interest margin as a percentage of average total managed receivables would have been 10.5% and 10.7% for the three and six months ended June 30, 2008 as compared to 11.3% and 11.5% for the three and six months ended June 30, 2007.
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
          Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At June 30, 2008
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$2,763,944	$—	$2,763,944
Sold finance receivables	—	—	—

Total managed finance receivables	$2,763,944	$—	$2,763,944

Number of outstanding contracts	257,719	—	257,719

Average principal amount of outstanding contracts (in dollars)	$10,725	$—	$10,725

	At December 31, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$3,774,481	$—	$3,774,481
Sold finance receivables	—	94,097	94,097

Total managed finance receivables	$3,774,481	$94,097	$3,868,578

Number of outstanding contracts	271,384	11,886	283,270

Average principal amount of outstanding contracts (in dollars)	$13,908	$7,917	$13,657

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At June 30, 2008
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$271,915	9.8%	$—	—	$271,915	9.8%
Greater than 60 days	87,975	3.2	—	—	87,975	3.2

	359,890	13.0	—	—	359,890	13.0
In repossession	19,457	0.7	—	—	19,457	0.7

	$379,347	13.7%	$—	—	$379,347	13.7%

	At December 31, 2007
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

31 to 60 days	$377,862	10.0%	$12,599	13.4%	$390,461	10.1%
Greater than 60 days	156,036	4.1	5,168	5.5	161,204	4.2

	533,898	14.1	17,767	18.9	551,665	14.3
In repossession	29,383	0.8	1,768	1.9	31,151	0.8

	$563,281	14.9%	$19,535	20.8%	$582,816	15.1%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Total delinquencies were lower at June 30, 2008 as compared to December 31, 2007 due to normal season trends and an increased emphasis on collection activities, including higher collection staffing levels, partially offset by the $632 million sale of receivables, effective June 1, 2008, none of which were more than 30 days past due at the time of the sale.
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
     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At June 30, 2008
	Owned	Sold	Total Managed
Never extended	60.6%	—	60.6%
Extended:
1-2 times	38.2%	—	38.2%
3-4 times	1.2%	—	1.2%

Total extended	39.4%	—	39.4%

Total	100.0%	—	100.0%

	At December 31, 2007
	Owned	Sold	Total Managed
Never extended	73.2%	46.1%	72.6%
Extended:
1-2 times	26.1%	47.3%	26.6%
3-4 times	0.7%	6.6%	0.8%

Total extended	26.8%	53.9%	27.4%

Total	100.0%	100.0%	100.0%

     As of June 30, 2008 and December 31, 2007, the total managed finance receivables are aged, on a weighted average basis, 23.0 months and 19.4 months, respectively. This increase in extensions was primarily due to the continued aging of our total managed finance receivables portfolio combined with the $632 million sale of receivables, many of which would not have been eligible for an extension at the time of the sale. As the total managed finance receivables portfolio ages, more accounts become eligible for extensions. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. At June 30, 2008 and December 31, 2007, our sold receivables portfolio was more seasoned than our owned receivables and therefore, had a higher level of extensions. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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
     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Owned:
Repossession charge-offs	$97,560	$90,790
Less: Sales proceeds and recoveries	(56,398)	(57,593)
Mandatory charge-offs(1)	21,194	27,245

Net charge-offs(2)	$62,356	$60,442

Sold:
Charge-offs	$1,098	$9,494
Less: Sales proceeds and recoveries	(623)	(5,394)
Mandatory charge-offs(1)	—	—

Net charge-offs	$475	$4,100

Total Managed:
Repossession charge-offs	$98,658	$100,284
Less: Sales proceeds and recoveries	(57,021)	(62,897)
Mandatory charge-offs(1)	21,194	27,245

Net charge-offs	$62,831	$64,542

Annualized net charge-offs as a percentage of average total managed receivables outstanding	7.9%	6.2%
Sales proceeds and recoveries as a percentage of charge-offs	47.6%	49.4%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Owned:
Repossession charge-offs	$216,631	$181,810
Less: Sales proceeds and recoveries	(126,604)	(116,921)
Mandatory charge-offs(1)	56,221	60,677

Net charge-offs(2)	$146,248	$125,566

Sold:
Charge-offs	$5,538	$23,133
Less: Sales proceeds and recoveries	(2,686)	(12,533)
Mandatory charge-offs(1)	—	—

Net charge-offs	$2,852	$10,600

Total Managed:
Repossession charge-offs	$222,169	$204,943
Less: Sales proceeds and recoveries	(129,290)	(129,454)
Mandatory charge-offs(1)	56,221	60,677

Net charge-offs	$149,100	$136,166

Annualized net charge-offs as a percentage of average total managed receivables outstanding	8.6%	6.4%
Sales proceeds and recoveries as a percentage of charge-offs	46.4%	48.7%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average total managed finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increases in annualized net charge-offs as a percentage of average total managed finance receivables to 7.9% and 8.6% for the three and six months ended June 30, 2008 as compared to 6.2% and 6.4% for the three and six months ended June 30, 2007 were due to higher charge-offs and decreases in sales proceeds as a percentage of charge-offs. The increases in charge-offs were due to increases in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007 and higher than expected credit losses on receivables originated in 2006. The decreases in recoveries as a percentage of charge-offs were due to lower auction sale proceeds, partially offset by decreases in mandatory charge-offs. The Company has reduced the number of receivables going to mandatory charge-off by assigning accounts for repossession earlier in their delinquency stage.
Liquidity and Capital Resources
General
     Our primary sources of cash are cash flows from operations, collections on our finance receivables and borrowings under our promissory notes and residual credit facility. Our primary uses of cash are operating costs and expenses, funding credit enhancement requirements for securitization transactions and debt service requirements.
     Net cash provided by operating activities was $124.7 million and $159.9 million during the six months ended June 30, 2008 and 2007, respectively. Cash flows from operating activities are affected by net income (loss) as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, deferred income taxes, accretion of present value discount, amortization of purchase premiums and gains and losses. The $124.7 million of cash flows provided by operating activities for the six months ended June 30, 2008 was primarily due to a net loss of ($47.7) million as adjusted by $88.1 million of provision for credit losses, $34.1 million deferred tax expense and $30.5 million goodwill impairment. The $159.9 million of cash flows provided by operating activities for the six months ended June 30, 2007 was primarily due to $17.0 million of net income adjusted by $122.9 million of provision for credit losses.

     Net cash provided by investing activities was $891.1 million and $23.2 million for the six months ended June 30, 2008 and 2007, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the six months ended June 30, 2008, net cash provided by investing activities included $661.4 million in collections on finance receivables held for investment, and $615.3 million in sale of finance receivables offset by $352.0 million related to purchases of finance receivables held for investment. During the six months ended June 30, 2007, net cash used in investing activities included $762.5 million in collections on finance receivables held for investment, offset by $669.1 million related to purchases of finance receivables held for investment.
     Net cash used in financing activities was $1,024.2 million and $181.1 million for the six months ended June 30, 2008 and 2007, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $1,024.2 million of cash used in financing activities for the six months ended June 30, 2008 was due to $689.3 million in payments on securitization notes, and $280.4 million decrease on our warehouse credit facilities during the six months ended June 30, 2008. The $181.1 million of cash used in financing activities for the six months ended June 30, 2007 was due to $697.2 million in payments on securitization notes and $191.6 decrease in on our warehouse credit facilities, partially offset by $775.1 million in issuance of securitization notes.
     Our warehouse facilities previously funded most of our ongoing origination and acquisition of contracts, and our residual facilities previously provided us with working capital. Special purpose subsidiaries were the borrowers under these facilities.
     On June 20, 2008, the Company and certain of its subsidiaries satisfied all of their obligations under (1) the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, as originator and servicer, Triad Financial Warehouse Special Purpose LLC, as seller, Triad Automobile Receivables Warehouse Trust, as borrower, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association), as collection account bank (the “Collection Account Bank”), and Citigroup Global Markets Realty Corp. (“CGMRC”), as lender (as amended from time to time, the “Warehouse Lending Agreement”), and (2) the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC (“Residual LLC”), as borrower, the Collection Account Bank and CGMRC, as lender (as amended from time to time, the “Residual Loan Agreement”). These obligations were satisfied from the proceeds of a whole loan sale of certain retail installment sales contracts to Santander.
     The parties to the Warehouse Lending Agreement and the Residual Loan Agreement executed a Termination Agreement governing the termination of both facilities. No early termination fees were incurred by the Company or any of its affiliates in connection with the payoff of these facilities.
     On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provided up to $500.0 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility had a two year commitment but would expire after 364 days if the liquidity facility was not renewed. On May 30, 2008, the Company and certain of its subsidiaries terminated its warehouse facility with Barclays Bank PLC. In connection with the termination of this facility, the Company wrote-off $0.4 million of unamortized capitalized finance costs during the three months ended June 30, 2008.
     The Company had provided a guarantee under each of its warehouse facilities and its residual facility equal to 10% of the amount outstanding at the time the guarantee was drawn. The Company’s guarantees under the CGMRC warehouse and residual facilities were terminated upon the payoff and termination of these facilities. The Company’s guarantee under the Barclays Bank PLC warehouse facility was also terminated upon the termination of this facility.
     On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L. P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L. P., to provide increased interim funding. These promissory notes will accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders. Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner, L.L.C. are two of the Company’s equity owners.
     It is anticipated that during the third quarter of 2008, the $80.0 million unsecured promissory notes will be replaced by a secured residual credit facility between Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner, L.L.C., as lenders, and Residual LLC, as borrower.
     We believe that our cash flows from operations combined with collections on our finance receivables and borrowings under our promissory notes and residual credit facility will be sufficient to fund our future liquidity needs.
Contractual and Long-Term Debt Obligations
     Contractual and long-term debt obligations are fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes.
Securitizations
     We completed twelve auto receivables securitization transactions from August 2002 through June 30, 2008. In these transactions, we securitized approximately $10.9 billion of automobile receivables, issuing $9.9 billion of class A notes. Since April 29, 2005, the proceeds from the transactions were primarily used to repay borrowings outstanding under our warehouse facilities, and prior to April 29, 2005, our intercompany credit facility with Ford Credit. During 2005, 2006 and 2007 we completed two, three and two securitizations, respectively. Our last securitization was in November 2007.
Off-Balance Sheet Arrangements
     Prior to our May 2005 securitization transaction, we structured our securitization transactions to meet the criteria for sales of finance receivables. Under this structure, notes issued by our unconsolidated qualified special purpose finance subsidiaries were not recorded as a liability on our consolidated balance sheets. Beginning with the securitization completed in May 2005, our securitization transactions were structured to meet the criteria for on-balance sheet reporting.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
General
     Our earnings are affected by changes in interest rates as a result of our issuance of variable rate debt in certain of our securitization transactions. Fluctuations in market interest rates impact the amount of interest payments on this variable rate debt. We may utilize several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments.
Borrowing and Residual Credit Facility
     On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L. P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L. P., to provide increased interim funding. These promissory notes will accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders.

     It is anticipated that during the third quarter of 2008, the $80.0 million unsecured promissory notes will be replaced by a secured residual credit facility between Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner, L.L.C., as lenders, and Residual LLC, as borrower.
Interest Rate Swap Agreements
     We have utilized derivative financial instruments, such as interest rate swap agreements, to convert variable rate debt in certain of our securitization transactions to fixed rates, thereby locking in the gross interest rate spread to be earned by the Trusts over the life of each securitization. Derivative financial instruments purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. These instruments serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities and, therefore, the cash flows to be received by us from the Trusts.
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
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on their evaluation, they have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield. (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February 12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)).

10.9	Termination Agreement, dated as of May 30, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent. +

10.10	Termination Agreement, dated as of June 20, 2008, among the Company, Triad Financial Residual Special Purpose LLC, as residual facility borrower, Triad Automobile Receivables Warehouse Trust, as warehouse facility borrower, Triad Financial Warehouse Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association), as Collection Account Bank, Systems and Services Technologies, Inc., as a Backup Servicer, and Citigroup Global Markets Realty Corp., as lender. +

10.11	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.13	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.14	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.15	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.16	Amended and Restated Limited Liability Company Agreement of Triad Holdings, LLC dated June 17, 2008. +

10.17	Senior Unsecured Demand Promissory Note dated as of May 11, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. +

10.18	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. +

10.19	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of GTCR Fund VIII, L.P. , GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P. +

10.20	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.21	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.22	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.23	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.24	Letter Agreement, dated as of May 6, 2008, with respect to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, and Citigroup Global Markets Realty Corp. +

10.25	Letter Agreement, dated as of May 6, 2008, with respect to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, and Citigroup Global Markets Realty Corp. +

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification)+

31.2	Certification of Principal Financial Officer (Section 302 Certification)+

32.	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 14, 2008	/s/ Daniel D. Leonard
Daniel D. Leonard
President & Chief Executive Officer

Date: August 14, 2008	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).

3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).

3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).

10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield. (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February 12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)). *

10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-126538)).

10.9	Termination Agreement, dated as of May 30, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent. +

10.10	Termination Agreement, dated as of June 20, 2008, among the Company, Triad Financial Residual Special Purpose LLC, as residual facility borrower, Triad Automobile Receivables Warehouse Trust, as warehouse facility borrower, Triad Financial Warehouse Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association), as Collection Account Bank, Systems and Services Technologies, Inc., as a Backup Servicer, and Citigroup Global Markets Realty Corp., as lender. +

10.11	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.12	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.13	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.14	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.15	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.16	Amended and Restated Limited Liability Company Agreement of Triad Holdings, LLC dated June 17, 2008. +

10.17	Senior Unsecured Demand Promissory Note dated as of May 11, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. +

10.18	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. +

10.19	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of GTCR Fund VIII, L.P. , GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P. +

10.20	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

Exhibit
No.	Description

10.21	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.22	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.23	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

10.24	Letter Agreement, dated as of May 6, 2008, with respect to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, and Citigroup Global Markets Realty Corp. +

10.25	Letter Agreement, dated as of May 6, 2008, with respect to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, and Citigroup Global Markets Realty Corp. +

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

31.1	Certification of Chief Executive Officer (Section 302 Certification)+

31.2	Certification of Principal Financial Officer (Section 302 Certification)+

32.	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith