Form 10-Q
period 2008-09-30
TRIAD FINANCIAL CORP
filed 2008-11-10
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-65107

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No
     As of November 7, 2008, the registrant had 9,069 shares of common stock outstanding all of which were owned by the registrant’s parent Triad Holdings Inc.

TRIAD FINANCIAL CORPORATION
INDEX TO FORM 10-Q
 ii

Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the company’s management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this quarterly report, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the company or the management, are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management’s expectations (“cautionary statements”) include, but are not limited to:
•	our ability to make payments of principal and interest on our indebtedness;

•	our reliance on our residual borrowing facility and credit enhancement arrangements;

•	our ability to generate significant amounts of cash to service our debt and fund our operations;

•	loss of contractual servicing rights;

•	general economic and business conditions, including wholesale auction values and interest rates;

•	our exposure to the risk of increases in defaults and prepayments of contracts purchased and held by us;

•	changes in the delinquency, default and loss rates on the receivables included in each securitization trust;

•	the high degree of risk associated with non-prime borrowers;

•	our inability to successfully implement our plan to offer loan servicing options to third parties who own portfolios of loans secured by motor vehicles or similar collateral;

•	our ability to attract and retain qualified personnel to service our existing portfolio and to oversee the operation of our business as we begin to transition into third-party servicing; and

•	our ability to obtain and maintain the material licenses and permits required for our operations.
     Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TRIAD FINANCIAL CORPORATION
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$93,198	$52,505
Cash — restricted	259,785	295,786
Finance receivables held for investment, net	2,237,370	3,514,979
Retained interest in securitized assets, net	—	10,916
Accounts receivable, net	31,401	46,965
Fixed assets, net of accumulated depreciation of $27,352 in 2008 and $23,235 in 2007	9,150	15,222
Collateral held for resale, net	19,770	29,383
Capitalized financing costs, net of accumulated amortization of $17,206 in 2008 and $13,369 in 2007	7,460	11,532
Deferred tax asset, net	39,563	89,028
Goodwill	—	30,446
Taxes receivable	11,222	8,054
Other assets	5,624	2,736

Total assets	$2,714,543	$4,107,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Revolving credit facilities	$—	$334,390
Securitization notes payable	2,246,053	3,195,489
Senior notes payable	149,330	149,256
Other liabilities	62,354	71,826

Total liabilities	2,457,737	3,750,961

Commitments and contingencies (Note 12)

Stockholder’s Equity
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at September 30, 2008 and December 31, 2007	—	—
Additional paid in capital	345,000	345,000
Retained (deficit) earnings	(88,194)	9,690
Accumulated other comprehensive income	—	1,901

Total stockholder’s equity	256,806	356,591

Total liabilities and stockholder’s equity	$2,714,543	$4,107,552

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Dollars in thousands)
	(Unaudited)
Financing and other interest income	$102,196	$155,264	$371,436	$474,968
Interest expense	36,913	54,771	136,380	165,345

Net interest margin	65,283	100,493	235,056	309,623

Provision for credit losses	87,361	70,146	175,443	193,001

Net interest margin after provision for credit losses	(22,078)	30,347	59,613	116,622

Servicing income	1,179	1,754	3,192	6,802
Other income (expense)	8,173	(3,045)	10,927	6,507

Total other revenues	9,352	(1,291)	14,119	13,309

Operating expenses:
Compensation and employee benefits	16,905	21,487	63,028	65,144
Occupancy and equipment	2,941	4,081	15,943	12,130
Systems and data processing	2,533	3,333	8,714	9,961
Professional services	1,356	2,020	7,534	4,627
Advertising	1,111	1,106	3,721	3,028
Telecommunications	628	954	2,364	2,772
Impairment charge on goodwill	—	—	30,446	—
Other	2,402	3,700	8,720	10,225

Total operating expenses	27,876	36,681	140,470	107,887

(Loss) income before income taxes	(40,602)	(7,625)	(66,738)	22,044
Benefit (provision) for income taxes	(9,612)	2,952	(31,146)	(9,088)

Net (loss) income	$(50,214)	$(4,673)	$(97,884)	$12,956

The accompanying notes are an integral part of these consolidated financial statements.

TRIAD FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(97,884)	$12,956
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,026	21,171
Provision for credit losses	175,443	193,001
Deferred income tax expense (benefit)	50,705	(19,326)
Impairment of goodwill	30,446	—
Accretion of present value discount	(4,410)	(15,270)
Amortization of purchase premium	11,907	24,222
Loss on repurchase of receivables from gain on sale trusts	3,040	2,864
Loss on write-down of fixed assets	3,375	—
Loss on sale of receivables	762	—
Changes in operating assets and liabilities Accounts receivable	10,304	5,919
Other assets	(2,888)	(653)
Other liabilities	(9,473)	1,403
Current tax receivable/payable	(3,168)	1,811

Net cash provided by operating activities	184,185	228,098

Cash flows from investing activities
Distributions from gain on sale trusts	28,032	71,242
Payments to Ford Motor Credit	(15,665)	—
Repurchases from gain on sale trusts	(69,746)	(93,712)
Purchases of finance receivables held for investment	(352,017)	(1,054,897)
Sale of finance receivables	615,263	—
Collections on finance receivables held for investment	901,843	1,130,180
Change in restricted cash	36,001	(11,277)
Purchases of fixed assets	(2,524)	(2,788)

Net cash provided by investing activities	1,141,187	38,748

Cash flows from financing activities
Net change in warehouse credit facilities	(280,390)	127,828
Net change in residual credit facilities	(54,000)	(57,000)
Issuance of securitization notes	—	775,100
Payment on securitization notes	(949,436)	(1,084,679)
Capitalized finance costs	(853)	(2,508)
Redemption of preferred stock	—	(30,000)

Net cash used in financing activities	(1,284,679)	(271,259)

Net increase (decrease) in cash and cash equivalents	40,693	(4,413)

Cash and cash equivalents
Beginning of period	52,505	60,367

End of period	$93,198	$55,954

Non-cash Activity
Preferred Stock dividend declared	$—	$788

Supplemental Disclosure
Interest paid	$141,263	$165,775

Income taxes (received) paid	$(17,328)	$26,603

The accompanying notes are an integral part of these consolidated financial statements.

Triad Financial Corporation
Notes to Consolidated Financial Statements
1. Organization and Nature of Business
     Triad Financial Corporation (the “Company”) was incorporated as a California corporation on May 19, 1989. Prior to May 23, 2008, the Company specialized in providing financing to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers.
     Prior to May 23, 2008, the Company engaged in the business of purchasing and servicing automobile retail installment sales contracts (“Contracts”) originated by automobile dealers located throughout the United States through our Indirect (Dealer) originations channel. On May 23, 2008, due to current economic conditions, the Company ceased accepting credit applications in its Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. The Company incurred $0.3 million and $9.2 million of expense during the three and nine months ended September 30, 2008, respectively, related to the shutdown of the Indirect (Dealer) channel comprised primarily of severance, the write-down of certain fixed and other assets and an accrual for future excess facility capacity.
     The Company also originated automobile loans directly to consumers through our Direct-to-Consumer originations channel, RoadLoans. On June 20, 2008, the Company agreed to sell its RoadLoans direct lending business to Santander Consumer USA Inc. (“Santander”). The sale was consummated on October 7, 2008. The Company incurred $1.2 million and $3.7 million of expense during the three and nine months ended September 30, 2008, respectively related to the sale of the Direct channel comprised primarily of severance and the write-down of certain fixed assets.
     Beginning on May 27, 2008 and continuing through the period preceding the completion of the sale, loans originated by the Company’s RoadLoans division were being sold to Santander. Now that the sale of RoadLoans has been completed, the Company will no longer purchase or originate any Contracts or loans.
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
     As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. The purchase price paid by Triad Holdings plus acquisition and closing costs, exceeded the fair value of net assets acquired, resulting in approximately $30.4 million of goodwill. This goodwill was deemed to be impaired and written off in the second quarter of 2008.

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
     In connection with the Acquisition, the carrying value of our predecessor finance receivables held for investment owned as of the Acquisition was adjusted to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk. The carrying value of our finance receivables repurchased from gain on sale trusts was recorded at fair market value upon repurchase, taking into account future expected credit losses and a required rate of return commensurate with the associated risk. Financing income on these receivables includes interest income recognized using the interest method based on contractual cash flows and taking into account expected prepayments and includes premium and discount amortization.
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
     On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of Contracts to Santander, effective June 1, 2008. The sale was made subject to customary representations and warranties, concerning, among other things, the enforceability of the Contracts included in the sale. The Company continued to service these Contracts through August 2, 2008 in return for a servicing fee paid by Santander. Since the servicing fee adequately compensated us for retaining the servicing rights, no servicing asset or liability was recorded and the fee was recognized as collected over the remaining term of the related sold finance receivables.
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

Fair Value Disclosures
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. However, in February 2008, the FASB issued No. FSP 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial liabilities for exit or disposal activities. The Company has adopted the new accounting provision, except as it applies to those non-financial assets and non-financial liabilities as in FSP No. 157-2, as of January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements.
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
     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2008
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(Dollars in thousands)
Derivative financial instruments	$—	$(10,850)	$—	$(10,850)
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any assets or liabilities at fair value in accordance with SFAS No. 159.
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
     Depreciation expense totaled $1.6 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $5.2 million and $7.0 million for the nine months ended September 30, 2008 and 2007, respectively.
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
     In connection with the shutdown of its Indirect (Dealer) originations channel and the sale of its Direct originations channel discussed in Note 1, the Company wrote down certain fixed assets with a net book value of approximately $3.4 million during the second quarter of 2008.
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

     As a result of the shutdown of its Indirect (Dealer) originations channel and the sale of its Direct originations channel discussed in Note 1, the Company determined that there was an impairment of goodwill and recorded a $30.4 million pre-tax charge to operations during the second quarter of 2008.
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
     A valuation allowance on deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect our assessment of the realizability of the deferred tax assets. We have reviewed our deferred tax assets at September 30, 2008 and based upon this review, we have established a valuation allowance of $57.5 million to reduce our deferred tax assets to an amount which is more likely than not to be realized. There was no valuation allowance at December 31, 2007.
     The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that a more likely than not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, measurement, classification, interest and penalties, interim accounting periods and disclosure.
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
Use of Estimates
     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. The primary estimates inherent within these financial statements include the allowance for credit losses and the deferred tax asset valuation allowance.

3. Finance Receivables
     Finance receivables at September 30, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)
Finance receivables held for investment	$2,074,971	$3,124,036
Premiums and discounts, net	(2,586)	(3,592)
Deferred costs, net	16,960	25,767

Finance receivables held for investment, gross	2,089,345	3,146,211
Allowance for credit losses	(192,011)	(230,500)

Finance receivables held for investment, net	1,897,334	2,915,711

Predecessor finance receivables held for investment, net	292,407	475,296
Finance receivables repurchased from gain on sale trusts, net	47,629	123,972

Finance receivables, net	$2,237,370	$3,514,979

     The aggregate unpaid principal balances of all owned finance receivables more than 60 days past due were $99.4 million at September 30, 2008 and $156.0 million at December 31, 2007.
     On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of Contracts to Santander, effective June 1, 2008. The Company continued to service these Contracts through August 2, 2008 in return for a servicing fee paid by Santander. The Company recognized a $0.8 million loss on the sale of these Contracts during the three months ended June 30, 2008.
     The activity in the predecessor finance receivables held for investment for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2007	$639,854	$(105,391)	$534,463	$(59,167)	$475,296
Interest income	(49,174)	—	(49,174)	36,245	(12,929)
Sale of receivables	(375)	48	(327)	(15)	(342)
Principal collections	(169,618)	—	(169,618)	—	(169,618)
Charge-offs, net of sales proceeds and recoveries	(26,256)	26,256	—	—	—
Reclassifications	—	20,829	20,829	(20,829)	—
Change in cash flows	(8,661)	8,661	—	—	—

Balance, September 30, 2008	$385,770	$(49,597)	$336,173	$(43,766)	$292,407

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(89,280)	—	(89,280)	67,473	(21,807)
Principal collections	(276,081)	—	(276,081)	—	(276,081)
Charge-offs, net of sales proceeds and recoveries	(40,247)	40,247	—	—	—
Reclassifications	—	1,838	1,838	(1,838)	—
Change in cash flows	(48,519)	48,519	—	—	—

Balance, September 30, 2007	$792,709	$(162,634)	$630,075	$(78,717)	$551,358

     The activity in the finance receivables repurchased from gain on sale trusts for the periods indicated is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2007	$145,125	$(12,852)	$132,273	$(8,301)	$123,972
Finance receivables repurchased	80,191	(7,471)	72,720	(5,565)	67,155
Interest income	(11,368)	—	(11,368)	12,390	1,022
Sale of receivables	(66,005)	6,578	(59,427)	4,525	(54,902)
Principal collections	(89,618)	—	(89,618)	—	(89,618)
Charge-offs, net of sales proceeds and recoveries	(2,299)	2,299	—	—	—
Reclassifications	—	8,162	8,162	(8,162)	—
Change in cash flows	(2)	2	—	—	—

Balance, September 30, 2008	$56,024	$(3,282)	$52,742	$(5,113)	$47,629

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)
Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	103,295	(8,011)	95,284	(5,795)	89,489
Interest income	(12,776)	—	(12,776)	10,362	(2,414)
Principal collections	(88,353)	—	(88,353)	—	(88,353)
Charge-offs, net of sales proceeds and recoveries	(3,878)	3,878	—	—	—
Reclassifications	—	5,172	5,172	(5,172)	—
Change in cash flows	2,676	(2,676)	—	—	—

Balance, September 30, 2007	$71,417	$(5,774)	$65,643	$(4,262)	$61,381

     During the first nine months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.
4. Allowance For Credit Losses
     The changes in the allowance for credit losses for the periods indicated are summarized as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$169,840	$219,501
Provision for credit losses	87,361	70,146
Charge-offs	(73,364)	(73,566)
Recoveries	8,174	6,446

Balance, end of period	$192,011	$222,527

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$230,500	$195,000
Receivables sold	(22,504)	—
Provision for credit losses	175,443	193,001
Charge-offs	(219,019)	(183,412)
Recoveries	27,591	17,938

Balance, end of period	$192,011	$222,527

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
5. Sales of Receivables
Servicing Portfolio
     The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the periods indicated is summarized as follows:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$—	$269,908
Receivables called	—	—
Collections and charge-offs.	—	(47,034)

Balance, end of period	$—	$222,874

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$94,097	$484,818
Receivables called	(69,746)	(93,712)
Collections and charge-offs.	(24,351)	(168,232)

Balance, end of period	$—	$222,874

     The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $5.2 million at December 31, 2007. Credit losses, net of recoveries, totaled $0.0 and $2.9 million for the three and nine months ended September 30, 2008, respectively, as compared to $4.9 and $15.5 million for the three and nine months ended September 30, 2007, respectively.
     Our servicing portfolio excludes the $632 million of Contracts sold to Santander, effective June 1, 2008. The Company transferred the servicing of these Contracts to Santander on August 3, 2008.

Retained Interest in Securitized Assets
     The components of the retained interest in securitized assets, carried at fair value, at September 30, 2008 and December 31, 2007 are summarized as follows:

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
     Retained interests in securitized assets were net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. We made payments to Ford Credit totaling $14.5 million during the nine months ended September 30, 2008 pursuant to the agreement. The Company transferred a remaining $1.2 million payable to Ford Credit, representing potential additional payments to Ford Credit, to other liabilities during the second quarter of 2008.
     Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $6.5 million at September 30, 2008 and $8.6 million at December 31, 2007.

     The activity in the retained interest in securitized assets for the periods indicated is summarized as follows:

				Retained		Retained
				Interest in		Interest in
	Restricted	Over-	Interest-	Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2007	$14,731	$12,233	$(447)	$26,517	$(15,601)	$10,916
Distributions	—	(2,400)	172	(2,228)	—	(2,228)
Residual interest income	—	—	1,053	1,053	—	1,053
Unrealized losses	—	—	(236)	(236)	118	(118)
Payment to Ford Credit	—	—	—	—	1,341	1,341

Balance, March 31, 2008	$14,731	$9,833	$542	$25,106	$(14,142)	$10,964

Distributions	(14,731)	(9,833)	(1,240)	(25,804)	—	(25,804)
Residual interest income	—	—	3,357	3,357	—	3,357
Realized gains (losses)	—	—	363	363	(182)	181
Unrealized losses	—	—	(3,022)	(3,022)	—	(3,022)
Payment to Ford Credit	—	—	—	—	13,170	13,170
Transfer to other liabilities	—	—	—	—	1,154	1,154

Balance, June 30, 2008	$—	$—	$—	$—	$—	$—

				Retained		Retained
				Interest in		Interest in
	Restricted	Over-		Securitized	Payable to	Securitized
	Cash	Collateralization	Interest- Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)
Balance, December 31, 2006.	$57,751	$63,026	$2,257	$123,034	$(20,503)	$102,531
Distributions	(22,526)	(21,091)	(5,442)	(49,059)	—	(49,059)
Residual interest income	—	—	6,795	6,795	(583)	6,212
Realized losses	—	—	(311)	(311)	156	(155)
Unrealized losses )	—	—	(1,797)	(1,797)	(589)	(2,386)

Balance, March 31, 2007	$35,225	$41,935	$1,502	$78,662	$(21,519)	$57,143

Distributions	—	(6,847)	(6,009)	(12,856)	—	(12,856)
Residual interest income	—	—	5,056	5,056	(872)	4,184
Unrealized gains )	—	—	197	197	(1,123)	(926)

Balance, June 30, 2007	$35,225	$35,088	$746	$71,059	$(23,514)	$47,545

Distributions	—	(6,114)	(3,213)	(9,327)	—	(9,327)
Residual interest income	—	—	5,827	5,827	(953)	4,874
Unrealized gains )	—	—	(1,936)	(1,936)	(570)	(2,506)

Balance, September 30, 2007	$35,225	$28,974	$1,424	$65,623	$(25,037)	$40,586

6. Revolving Credit Facilities
     Amounts outstanding under our warehouse and residual loan facilities at September 30, 2008 and December 31, 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)
Warehouse loan facilities	$—	$280,390
Residual loan facility	—	54,000

Total revolving credit facilities	$—	$334,390

     There were no advances outstanding under our warehouse and residual loan facilities at September 30, 2008. Our warehouse facility with Citigroup Global Markets Realty Corp. (“CGMRC”) previously provided up to $750 million of funding for automobile retail installment sales contract receivables originated or purchased by the Company that met certain eligibility requirements. Our residual facility previously provided up to $125 million of funding for general corporate purposes.
     On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provided up to $500 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility had a two year commitment but would expire after 364 days if the liquidity facility was not renewed. On May 30, 2008, the Company and certain of its subsidiaries terminated its warehouse facility with Barclays Bank PLC. In connection with the termination of this facility, the Company wrote-off $0.4 million of unamortized capitalized finance costs during the second quarter of 2008.
     Following the sale of receivables to Santander on June 20, 2008, the Company satisfied its obligations under our warehouse and residual loan facilities with CGMRC. With the termination of the warehouse facility with Barclays Bank PLC in May 2008, the Company has no remaining obligations to its warehouse lenders.
     Interest expense for the three and nine months ended September 30, 2007 includes $3.4 million and $11.5 million of expense incurred to Goldman Sachs Mortgage Company.
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
     On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., to provide increased interim funding. These promissory notes will accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders. These combined $80.0 million notes replaced the previous $49.5 million unsecured demand promissory note. The amounts outstanding under the $49.5 million promissory note were paid in full and there have been no additional draws on this facility subsequent to June 20, 2008.
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
     It is anticipated that during the fourth quarter of 2008, the $80.0 million unsecured promissory notes will be replaced by a secured residual credit facility between Hunter’s Glen/Ford Ltd. and entities managed or controlled by GTCR Golder Rauner, L.L.C., as lenders, and Residual LLC, as borrower.
7. Securitization Notes Payable
     Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at September 30, 2008 are summarized as follows:

		Original
		Weighted-	Collateral	Note
	Original	Average	Pledged	Balance
	Note	Interest	at	at
Transaction	Amount	Rate	September 30, 2008	September 30, 2008
(Dollars in thousands)
2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$199,091	$188,346
2005-B, due April 12, 2013(a)	905,303	4.32%	188,196	177,060
2006-A, due April 12, 2013(a)	822,500	4.88%	259,583	242,154
2006-B, due November 12, 2012(a)	915,500	5.50%	346,513	320,701
2006-C, due May 13, 2013(a)	1,092,200	5.37%	496,983	453,984
2007-A, due February 12, 2014(a)	775,110	5.34%	478,231	429,895
2007-B, due July 14, 2014(a)	598,330	5.70%	491,196	433,913

	$6,212,943		$2,459,793	$2,246,053

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.
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
     Capitalized financing costs with an unamortized balance of $3.9 million at September 30, 2008 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $0.7 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
     All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels will increase by increasing the required spread account level and the premiums paid to the guarantee insurance providers will increase as defined in the agreements. At September 30, 2008, the cumulative net loss ratio for the Company’s 2006-C securitization trust was in excess of one of its target ratios. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio has increased from 2% to 3%, which initially resulted in a delay in cash distributions to the Company. The Company reached this increased 3% enhancement requirement during the third quarter of 2008 and therefore, has begun receiving cash distributions once again. This requirement will remain at 3% until the trust is back in compliance with its target for three consecutive months. The cumulative net loss ratio for the Company’s 2006-B securitization trust had exceeded one of its target ratios, but that situation was cured during the three months ended September 30, 2008, which allowed the credit enhancement requirement to be reduced to 2%.

     Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial guaranty insurance policies also contain minimum financial ratio requirements. Except as discussed above, the Company was in compliance with its agreements with its guarantee insurance providers at September 30, 2008.
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
     Capitalized financing costs with an unamortized balance of $3.4 million at September 30, 2008 are being amortized over the contractual term of the notes. Capitalized financing costs include $2.4 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.
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
10. Derivative Financial Instruments
     At September 30, 2008, the Company had derivative financial instruments with external third parties with underlying notional amounts of $1.6 billion. These agreements were valued at a loss of $10.9 million at September 30, 2008. Other income (expense) for the three and nine months ended September 30, 2008 included $0.6 million in gains and $2.9 million in losses, respectively, on our derivative financial instruments. Other income (expense) for the three and nine months ended September 30, 2007 included $4.3 million and $4.1 million in losses, respectively, on our derivative financial instruments. At September 30, 2008 and December 31, 2007, the Company had $5.7 million and $2.9 million, respectively, in collateral on deposit with the counterparties to the derivative financial instruments. These amounts are included in restricted cash on our balance sheets.
11. Income Taxes
     A valuation allowance on deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect our assessment of the realizability of the deferred tax assets. We have reviewed our deferred tax assets and based upon this review, we established a valuation allowance of $32.0 million for the three months ended June 30, 2008 and an additional $25.5 million for the three months ended September 30, 2008 to reduce our deferred tax assets to an amount which is more likely than not to be realized. There was no valuation allowance at December 31, 2007.
     The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with FIN 48. The Company has identified certain tax positions for which deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. As of September 30, 2008, the Company had reclassified approximately $4.6 million of tax benefit from its deferred tax liability to its FIN 48 current tax liability. If recognized, the $4.6 million unrecognized tax benefit would have no impact on the Company’s effective tax rate.
     The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At of September 30, 2008, the Company has accrued $0.5 million, net of tax benefit, for the potential payments of interest in accordance with FIN 48.
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
     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at September 30, 2008 with respect to these matters cannot be ascertained, the Company believes that any resulting liability would not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.
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
     The Company’s operations are conducted from leased facilities under noncancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations amounted to $0.7 million and $5.2 million for the three and nine months ended September 30, 2008, respectively. Rental expense charged to operations totaled $1.0 million and $3.1 million for the three and nine months ended September 30, 2007, respectively. Rental expense for the second quarter of 2008 included a $2.6 million accrual related to future excess facility capacity resulting from the shutdown of the Indirect (Dealer) originations channel discussed in Note 1. Effective October 8, 2008, Santander agreed to sublease from the Company approximately 27,000 square feet of space in the Company’s North Richland Hills facility. The space had historically been occupied by the RoadLoans division of Triad. The lease has a term of one year, subject to a 60 day termination clause held by Triad as Sublandlord, upon the occurrence of certain conditions. The lease also contains a one-year renewal option on the same terms and conditions as the primary term.
     Future minimum rental commitments under all noncancellable leases at September 30, 2008 are summarized as follows:

(Dollars in thousands)
Year ending December 31,
2008	$781
2009	$3,331
2010	$3,409
2011	$2,488
2012	$2,112
     13. Comprehensive Income
     Comprehensive income for the period indicated is summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Net (loss) income	$(97,884)	$12,956
Other comprehensive income (loss), net
Unrealized holding (loss) gains on available for sale securities (net of tax of $45 and $902)	(73)	1,380
Net unrealized holding gains reclassified into earnings (net of tax of $1,194 and $3,199)	(1,828)	(4,899)

Total other comprehensive loss, net	(1,901)	(3,519)

Comprehensive (loss) income	$(99,785)	$9,437

     The changes in accumulated other comprehensive income for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$1,901	$9,084
Current period change	(1,901)	(3,519)

Balance, end of period	$—	$5,565

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
     The Company recorded a (credit) charge to compensation expense of $(0.3) million and $0.3 million for stock-based employee compensation for the three months ended September 30, 2008 and 2007, respectively. The Company recorded a (credit) charge of $(1.2) million and $2.2 million for stock-based employee compensation for the nine months ended September 30, 2008 and 2007, respectively. No options were granted during the nine months ended September 30, 2008. The Company granted 112,000 and 324,000 options during the three and nine months ended September 30, 2007, respectively. Since the inception of the plan, no options have been exercised. At September 30, 2008, all of the Company’s stock options granted are at exercise prices in excess of the Company’s book value per share.
     A summary of stock option activity under the Company’s stock option plan for the periods indicated is summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Amounts in thousands except
	weighted-average
	exercise price )
Outstanding at June 30, 2008	2,317	$7.72
Canceled	—	—
Forfeited	—	—

Outstanding at September 30, 2008	2,317	$7.72

Outstanding at December 31, 2007	2,867	$7.68
Canceled	(322)	7.52
Forfeited	(228)	7.52

Outstanding at September 30, 2008	2,317	$7.72

Exercisable at September 30, 2008	1,547	$7.65

Weighted-average remaining contractual life in years		7.34

Outstanding at June 30, 2007	2,975	$7.63
Granted	112	8.46
Canceled	(142)	7.54
Forfeited	(114)	7.57

Outstanding at September 30, 2007	2,831	$7.67

Outstanding at December 31, 2006.	2,988	$7.58
Granted	324	8.36
Canceled	(217)	7.54
Forfeited	(264)	7.58

Outstanding at September 30, 2007	2,831	$7.67

15.	Revised Quarterly Financial Data
     We have revised certain amounts previously reported in our unaudited interim consolidated financial statements for the third quarter of 2007 to correct errors related to the accounting for interest rate derivative contracts entered into in the second quarter of 2007. During the fourth quarter of 2007, the Company discovered that its gains (losses) on its interest rate swap agreements previously reported in its unaudited interim consolidated financial statements for the third quarter of 2007 was incorrect because the counterparty to the interest rate swap agreements inadvertently failed to report the effects of one of the swap agreements. As a result of the error, the Company’s other income was overstated by $3.6 million and $2.7 million for the three and nine months ended September 30, 2007 respectively. The Company’s net cash flows were not impacted by these errors.
     The impact of the revisions is summarized as follows:

	Three months Ended September 30, 2007			Nine months Ended September 30, 2007
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
	(Dollars in thousands)
Financing and other interest income.	$155,264	$—	$155,264	$474,968	$—	$474,968
Interest expense	54,771	—	54,771	165,345	—	165,345

Net interest margin	100,493	—	100,493	309,623	—	309,623
Provision for credit losses	70,146	—	70,146	193,001	—	193,001

Net interest margin after provision for credit losses	30,347	—	30,347	116,622	—	116,622

Servicing income	1,754	—	1,754	6,802	—	6,802
Other income (expense)	573	(3,618)	(3,045)	9,169	(2,662)	6,507

Total other revenues	2,327	(3,618)	(1,291)	15,971	(2,662)	13,309

Operating expenses
Compensation and employee benefits.	21,487	—	21,487	65,144	—	65,144
Occupancy and equipment	4,081	—	4,081	12,130	—	12,130
System and data processing	3,333	—	3,333	9,961	—	9,961
Professional services	2,020	—	2,020	4,627	—	4,627
Telecommunications	954	—	954	2,772	—	2,772
Advertising	1,106	—	1,106	3,028	—	3,028
Other	3,700	—	3,700	10,225	—	10,225

Total operating expenses	$36,681	$—	$36,681	$107,887	$—	$107,887

Income (loss) before income taxes	(4,007)	(3,618)	(7,625)	24,706	(2,662)	22,044
Benefit (provision) for income taxes	1,538	1,414	2,952	(10,128)	1,040	(9,088)

Net income (loss)	$(2,469)	$(2,204)	$(4,673)	$14,578	$(1,622)	$12,956

	At September 30, 2007
	Reported	Adjustment	Revised
	(Dollars in thousands)
Assets
Cash and cash equivalents	$55,954	$—	$55,954
Cash – restricted	285,336	—	285,336
Finance receivables held for investment, net	3,570,251	—	3,570,251
Retained interest in securitized assets, net	40,586	—	40,586
Account receivable, net	44,999	—	44,999
Fixed assets, net of accumulated depreciation	14,803	—	14,803
Collateral held for resale	19,148	—	19,148
Capitalized financing costs, net of accumulated amortization	11,094	—	11,094
Deferred tax assets, net	84,315	1,040	85,355
Goodwill	30,446	—	30,446
Other assets	3,483	—	3,483

Total assets	$4,160,415	$1,040	$4,161,455

Liabilities
Revolving credit facilities.	599,959	—	599,959
Securitization notes payable	2,948,636	—	2,948,636
Senior notes payable	149,233	—	149,233
Taxes payable	5,310	—	5,310
Other liabilities	70,846	2,662	73,508

Total liabilities	3,773,984	2,662	3,776,646

Stockholder’s Equity
Common stock	—	—	—
Additional paid-in-capital	345,000	—	345,000
Retained earnings	35,866	(1,622)	34,244
Accumulated other comprehensive earnings	5,565	—	5,565

Total stockholder’s equity.	386,431	(1,622)	384,809

Total liabilities and stockholder’s equity	$4,160,415	$1,040	$4,161,455

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
General
     Historically, we have generated earnings and cash flow primarily from the purchase, origination, retention, subsequent securitization and servicing of retail installment contracts and loans secured by automobiles. We purchased retail installment contracts from franchised and select independent automobile dealerships and originated auto loans directly to consumers. As used in this document, “Contracts” include retail installment contracts originated by dealers and purchased by us and note and security agreements evidencing loans made directly by us to consumers. To fund the purchase and origination of receivables, we have relied upon warehouse and residual credit facilities. During the period from June 1999 through July 2002, we did not securitize any auto receivables and held all auto receivables in our portfolio. Since August 2002, we have completed twelve securitizations of auto receivables. Prior to our May 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America, or “GAAP”.
     Prior to May 23, 2008, the Company engaged in the business of purchasing and servicing automobile retail installment sales contracts originated by automobile dealers located throughout the United States through our Indirect (Dealer) originations channel. On May 23, 2008, due to current economic conditions, the Company ceased accepting credit applications in its Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. The Company incurred $0.3 million and $9.2 million of expense during the three and nine months ended September 30, 2008, respectively, related to the shutdown of the Indirect (Dealer) channel comprised primarily of severance, the write-down of certain fixed and other assets and an accrual for future excess facility capacity.
     The Company also originated automobile loans directly to consumers through our Direct-to-Consumer originations channel, RoadLoans. On June 20, 2008, the Company agreed to sell its RoadLoans direct lending business to Santander Consumer USA Inc. (“Santander”). The sale was consummated on October 7, 2008. The Company incurred $1.2 million and $3.7 million of expense during the three and nine months ended September 30, 2008, respectively related to the sale of the Direct channel comprised primarily of severance and the write-down of certain fixed assets.
     Beginning on May 27, 2008 and continuing through the period preceding the completion of the sale, loans originated by the Company’s RoadLoans division were being sold to Santander. Now that the sale of RoadLoans has been completed, the Company will no longer purchase or originate any Contracts or loans.
     On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of Contracts to Santander, effective June 1, 2008. This portfolio was comprised of receivables financed on our warehouse lending facility that met criteria similar to our securitization eligibility criteria, including no receivables more than 30 days past due. The Company continued to service these Contracts through August 2, 2008 in return for a servicing fee paid by Santander. The Company recognized a $0.8 million loss on the sale of these Contracts during the second quarter of 2008.
     In October 2008, the Company announced plans to actively market its servicing capabilities to third parties. With the infrastructure for a servicing platform already in place, and the expectation that entities that own or acquire loan portfolios containing obligations secured by motor vehicles may be interested in outsourcing some or all of their servicing activities, we decided to proceed with efforts to market these services to others. The Company had previously embarked on a program to obtain licenses to service loans for others in those states where licensing is necessary in order to service loans for others. During the three months ended September 30, 2008, the Company entered into an agreement to remarket the repossessed vehicles of one client. While it is believed that there is a significant market for the types of services the Company can offer to the holders of such obligations, there are a number of established third-party portfolio servicers already in the market, and there is no assurance that the Company’s efforts in connection with this new venture will be successful.
     Following discussions with our tax advisors and accountants, it has been determined that there may be some advantage to converting the Company’s corporate structure to that of a limited liability company from a corporation. We have begun the process of notifying those involved with our securitization trusts, including the trustees and credit enhancement providers, of our plan to implement this change to our corporate structure. It is anticipated that this process will be completed prior to December 31, 2008. While we believe there will be certain advantages to the Company from this restructuring, there can be no assurance that the change to the corporate structure, if implemented, will yield any such benefits.
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

Components of Revenues and Expenses
     Most of our revenues are generated from the servicing of receivables and the ancillary fees earned in connection with our servicing activities. Our revenues include financing revenue, other interest income, servicing income and other income. We earn financing revenue from contracts we purchased and originated. Other interest income includes: (1) residual interest income on the retained interest in securitized assets we retain from securitization transactions; and (2) income on our restricted cash accounts. Our servicing income includes: (1) the base servicing fee income we receive from servicing receivables; and (2) the supplemental servicing fee income we receive from servicing receivables. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders and payment convenience fees. Our other income also includes gains and losses on our derivative financial instruments and gains and losses related to the repurchase of receivables from gain on sale trusts and gains and losses on the sale of finance receivables. Certain of these items comprising other income, including the proceeds from the sales of gap insurance and extended service contracts and referral fees received from other lenders, will no longer be available as a result of our decision to cease lending operations during the second quarter of 2008.
     Our costs and expenses consist of interest expense, operating expenses, provision for credit losses and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment and originated subsequent to April 29, 2005. Certain of these interest and operating expenses will no longer be incurred as a result of our decision to cease lending operations during the second quarter of 2008.
Results of Operations
Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007
     Our net loss was $50.2 million for the three months ended September 30, 2008 as compared to a net loss of $4.7 million for the three months ended September 30, 2007. The increase in net loss was due to lower net interest margin and a higher provision for credit losses partially offset by higher other revenues and lower operating expenses. Our results for the three months ended September 30, 2008 included a $25.5 million charge to establish an additional valuation allowance against our gross deferred tax assets and $1.5 million related to the shutdown of the Indirect (Dealer) originations channel and the sale of the Direct originations channel.
     Net Interest Margin
     Most of our revenues are generated from the servicing of receivables and the ancillary fees earned in connection with our servicing activities. Our average owned finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Average owned finance receivables, carrying value	$2,565,002	$3,809,512

     Average owned finance receivables decreased by 32.7% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease was due to repayments and charge-offs as the owned finance receivables portfolio continues to age. We did not purchase or originate any Contracts during the three months ended September 30, 2008. We purchased and originated $381.8 million in Contracts during the three months ended September 30, 2007.
     Effective May 23, 2008, we ceased accepting applications in our Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying Contracts continued to be funded through the close of business on June 23, 2008. Additionally, beginning on May 27, 2008 and continuing through the period preceding the completion of the sale, all Direct loans originated by the Company’s RoadLoans division were being sold to Santander. Now that the sale of RoadLoans has been completed, the Company will no longer purchase any Contracts or originate any loans.
     Net interest margin on our owned finance receivables is summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Financing income	$100,306	$146,925
Other interest income	1,890	8,339
Interest expense	(36,913)	(54,771)

Net interest margin	$65,283	$100,493

Annualized financing income as a percentage of average owned finance receivables	15.6%	15.4%

     The 35.0% decrease in net interest margin for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was due to a decrease in financing income and other interest income, partially offset by a decrease in interest expense.
     The 31.7% decrease in financing income was primarily due to the decrease in average owned finance receivables. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value, taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $0.8 million and $6.6 million of premium amortization for the three months ended September 30, 2008 and 2007, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, our average yield on receivables for the three months ended September 30, 2008 and 2007 would have been 15.8% and 16.1%, respectively.
     During the first nine months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.
     Other interest income decreased to $1.9 million for the three months ended September 30, 2008 as compared to $8.3 million for the three months ended September 30, 2007. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances combined with a decrease in interest income received on restricted cash accounts. Additionally, other interest income for the three months ended September 30, 2007 included $3.1 million in previously unrealized gains on our retained interest in securitized assets.
     The decrease in interest expense was primarily due to lower average debt levels. Our effective cost of funds was 5.9% for both the three months ended September 30, 2008 and 2007. Average debt outstanding was $2,526.0 million and $3,734.4 million for the three months ended September 30, 2008 and 2007, respectively.
Provision for Credit Losses
     Our provision for credit losses was $87.4 million for the three months ended September 30, 2008 as compared to $70.1 million for the three months ended September 30, 2007. Our provision for credit losses increased as a result of the current economic conditions, including higher unemployment levels and higher energy prices, and the corresponding affect this is having on our borrowers’ ability to service their debt. Additionally, our provision for credit losses was impacted by an increase in the average age of the portfolio and a decline in the net proceeds from the sale of recovered vehicles sold at auctions, as well as continued higher than expected net charge-offs on our receivables originated during 2006.

Servicing Income
     Servicing income decreased to $1.2 million for the three months ended September 30, 2008 as compared to $1.8 million for the three months ended September 30, 2007.  Servicing fees for the three months ended September 30, 2008 were comprised of fees earned on the $632 million portfolio of loans sold to Santander effective June 1, 2008.
     Other Income (Expense)
     Other income (expense) is summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Customer fees	$3,354	$4,585
Gains (losses) on derivative financial instruments	563	(7,913)
Other	4,256	283

Other income (expense)	$8,173	$(3,045)

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
     Customer fees decreased to $3.4 million for the three months ended September 30, 2008 as compared to $4.6 million for the three months ended September 30, 2007 due to the decrease in our average owned finance receivables combined with a decrease in late charges collected as a result of rising delinquencies.
     Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income (expense). Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. Our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the three months ended September 30, 2008, our $0.6 million in gains on derivative financial instruments was comprised entirely of gains on our interest rate swap agreements.
     Other income increased to $4.3 million for the three months ended September 30, 2008 as compared to $0.3 million for the three months ended September 30, 2007. This increase was primarily due to administrative fees received from Santander pursuant to an Administrative Services Agreement which was in effect from June 20, 2008 until the sale of Roadloans was completed on October 7, 2008.
Expenses
     Operating expenses were $27.9 million for the three months ended September 30, 2008 as compared to $36.7 million for the three months ended September 30, 2007. Annualized operating expenses as a percentage of average total managed receivables were 4.3% for the three months ended September 30, 2008 as compared to 3.6% for the three months ended September 30, 2007.
     The $8.8 million decrease in operating expenses for the three months ended September 30, 2008 as compared to 2007 was primarily due to a $4.6 million decrease in compensation and employee benefits. This decrease was a result of staff reductions resulting from the shutdown of the Indirect (Dealer) origination channel and the sale of the Direct originations channel, partially offset by $1.2 million of severance expense related to employees impacted by the sale of the Direct originations channel.

     The increase in annualized operating expenses as a percentage of average total managed receivables for the three months ended September 30, 2008 as compared to 2007 was primarily due a decrease in our average total managed receivables partially offset by a decrease in operating expenses.
Income Taxes
     Our income tax expense was $9.6 million for the three months ended September 30, 2008 as compared to a benefit of $3.0 million for the three months ended September 30, 2007. Our effective income tax rate was (23.7%) and 38.7% for the three months ended September 30, 2008 and 2007, respectively. Income tax expense for the three months ended September 30, 2008 included a $25.5 million valuation allowance established to reduce our deferred tax assets to an amount which is more likely than not to be realized.
Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007
     Our net loss was $97.9 million for the nine months ended September 30, 2008 as compared to net income of $13.0 million for the nine months ended September 30, 2007. The decrease in net income was primarily due to a decrease in net interest margin and an increase in operating expenses, combined with the establishment of a deferred tax asset valuation allowance.
     Our results for the nine months ended September 30, 2008 included the following:
•	$57.5 million charge to establish valuation allowance against our gross deferred tax assets;

•	$30.4 million goodwill impairment charge;

•	$9.2 million of expense related to shutdown of the Indirect (Dealer) originations channel;

•	$3.7 million of expense related to sale of the Direct originations channel;

•	$2.9 million in losses on our derivative financial instruments;

•	$2.1 million of legal and professional fees related to terminating our warehouse and residual lending facilities and establishing alternative funding sources; and

•	$0.8 million loss on sale of a $632 million portfolio of loans.
     Net Interest Margin
     Most of our revenues are generated from the servicing of receivables and the ancillary fees earned in connection with our servicing activities. Our average owned finance receivables outstanding are summarized as follows:

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,113,585	$3,874,214

     Average owned finance receivables decreased by 19.6% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was due to the sale of $632 million of receivables effective June 1, 2008 combined with repayments and charge-offs as the owned finance receivables portfolio continues to age. We purchased and originated $349.5 million of auto contracts during the nine months ended September 30, 2008 as compared to $1,044.5 million during the nine months ended September 30, 2007. This decrease in originations was primarily due to the shut down of the Indirect (Dealer) originations channel and the sale of the Direct originations channel.
     Effective May 23, 2008, we ceased accepting applications in our Indirect (Dealer) originations channel. Approvals previously issued continued to be processed, and qualifying Contracts continued to be funded through the close of business on June 23, 2008. Additionally, beginning on May 27, 2008 and continuing through the period preceding the completion of the sale, all Direct loans originated by the Company’s RoadLoans division were being sold to Santander. Now that the sale of RoadLoans has been completed, the Company will no longer purchase any Contracts or originate any loans.

     Net interest margin on our owned finance receivables is summarized as follows:

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Financing income	$360,415	$449,729
Other interest income	11,021	25,239
Interest expense	(136,380)	(165,345)

Net interest margin	$235,056	$309,623

Annualized financing income as a percentage of average owned finance receivables	15.4%	15.5%

     The 24.1% decrease in net interest margin for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due to a decrease in financing income and other interest income, partially offset by a decrease in interest expense.
     The 19.9% decrease in financing income was primarily due to the decrease in average owned finance receivables. Effective April 30, 2005, we adjusted predecessor finance receivables held for investment to fair market value, taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $11.9 million and $24.2 million of premium amortization for the nine months ended September 30, 2008 and 2007, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, our average yield on receivables for the nine months ended September 30, 2008 and 2007 would have been 15.9% and 16.3%, respectively.
     During the first nine months of 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from nonaccretable discount to accretable discount.
     Other interest income decreased to $11.0 million for the nine months ended September 30, 2008 as compared to $25.2 million for the nine months ended September 30, 2007. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances combined with a decrease in interest income received on restricted cash accounts. Additionally, other interest income for the nine months ended September 30, 2008 and September 30, 2007 included $3.0 million and $8.1 million, respectively, in previously unrealized gains on our retained interest in securitized assets.
     The decrease in interest expense was primarily due to lower average debt levels. Our effective cost of funds was 5.8% for both the nine months ended September 30, 2008 and 2007. Average debt outstanding was $3,136.2 million and $3,803.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Provision for Credit Losses
     Our provision for credit losses was $175.4 million for the nine months ended September 30, 2008 as compared to $193.0 million for the nine months ended September 30, 2007. While our provision for credit losses decreased, it did not decrease as much as expected given the significant decrease in the corresponding receivables balance. This is a result of the current economic conditions, including higher unemployment levels and higher energy prices, and the corresponding affect this is having on our borrowers’ ability to service their debt. Additionally, our provision for credit losses was impacted by an increase in the average age of the portfolio and a decline in the net proceeds from the sale of recovered vehicles sold at auctions, as well as continued higher than expected net charge-offs on our receivables originated during 2006.

Servicing Income
     Servicing income decreased to $3.2 million for the nine months ended September 30, 2008 as compared to $6.8 million for the nine months ended September 30, 2007. Servicing income represents servicing fees and late fees collected on sold receivables. The decrease in servicing income for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily attributable to the declining balance of our sold receivables.
     Other Income (Expense)
     Other income (expense) is summarized as follows:

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Customer fees	$11,609	$15,118
Losses on derivative financial instruments	(2,904)	(6,739)
Other	2,222	(1,872)

Other income (expense)	$10,927	$6,507

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
     Customer fees decreased to $11.6 million for the nine months ended September 30, 2008 as compared to $15.1 million for the nine months ended September 30, 2007 due to the decrease in our average owned finance receivables combined with a decrease in late charges collected as a result of rising delinquencies.
     Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income (expense). Our derivative financial instruments include forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. Our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the nine months ended September 30, 2008, our $2.9 million in losses on derivative financial instruments was comprised of $1.1 million in losses on our interest rate swap agreements and $1.8 million in losses on our forward-starting swap agreements.
     Other is comprised of $2.2 million of income for the nine months ended September 30, 2008 as compared to $1.9 million of expense for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, other included $4.9 million of administrative fees received from Santander pursuant to an Administrative Services Agreement which was in effect from June 20, 2008 until the sale of Roadloans was completed on October 7, 2008, partially offset by a $0.8 million loss on sale of finance receivables. Other also includes $3.0 million and $2.9 million in losses recorded on the repurchase of receivables from gain on sale trusts during the nine months ended September 30, 2008 and 2007, respectively.
Expenses
     Operating expenses were $140.5 million for the nine months ended September 30, 2008 as compared to $107.9 million for the nine months ended September 30, 2007. Annualized operating expenses as a percentage of average total managed receivables were 5.9% for the nine months ended September 30, 2008 as compared to 3.4% for the nine months ended September 30, 2007. This increase in operating expenses as a percentage of average total managed receivables for the nine months ended September 30, 2008 as compared to 2007 was due to an increase in operating expenses combined with a decrease in our average total managed receivables.

     Our operating expenses for the nine months ended September 30, 2008 included the following:
•	$5.4 million charge to compensation and employee benefits representing severance payments to employees impacted by the shutdown of the Indirect (Dealer) origination channel and sale of the Direct originations channel;

•	$3.4 million charge to occupancy and equipment representing the write-off of certain fixed assets as a result of the shutdown of the Indirect (Dealer) originations channel and sale of Direct originations channel;

•	$2.6 million charge to occupancy and equipment representing an accrual for future excess facility capacity resulting from the shutdown of the Indirect (Dealer) originations channel and the sale of $632 million of receivables;

•	$2.1 million charge to professional services representing legal and professional fees incurred in the termination of existing warehouse and residual lending facilities and the establishment of alternative funding sources;

•	$30.4 million goodwill impairment charge; and

•	$1.5 million charge to other expenses representing the write-off of certain other assets as a result of the shutdown of the Indirect (Dealer) originations channel and sale of the Direct originations channel.
Income Taxes
     Income tax expense was $31.1 million for the nine months ended September 30, 2008 as compared to $9.1 million for the nine months ended September 30, 2007. Our effective income tax rate was (46.7%) and 41.2% for the nine months ended September 30, 2008 and 2007, respectively. Income tax expense for the nine months ended September 30, 2008 included a $57.5 million valuation allowance established to reduce our deferred tax assets to an amount which is more likely than not to be realized.
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
     The following table presents certain data related to our owned finance receivables:

	At September 30,	At December 31,
	2008	2007
	(Dollars in thousands)
Finance receivables held for investment	$2,074,971	$3,124,036
Allowance for credit losses	(192,011)	(230,500)

Finance receivables held for investment, net of allowance	1,882,960	2,893,536

Allowance for credit losses as a percentage of receivables	9.3%	7.4%

Predecessor finance receivables held for investment, net	292,407	475,296
Finance receivables repurchased from gain on sale trusts, net	47,629	123,972

Total owned finance receivables held for investment, net	$2,222,996	$3,492,804

     Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At September 30,		At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Delinquent contracts:
31 to 60 days	$289,524	11.8%	$377,862	10.0%
Greater than 60 days	99,399	4.1	156,036	4.1

	388,923	15.9	533,898	14.1
In repossession	19,770	0.8	29,383	0.8

	$408,693	16.7%	$563,281	14.9%

     Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were higher at September 30, 2008 as compared to December 31, 2007 due to the current economic conditions affecting our borrowers and the $632 million sale of receivables, effective June 1, 2008, none of which were more than 30 days delinquent at the time of the sale.
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
     Payment extensions as a percentage of owned finance receivables outstanding are summarized as follows:

	At September 30,	At December 31,
	2008	2007
	Percent	Percent
Never extended.	55.3%	73.2%
Extended:
1-2 times	43.1%	26.1%
3-4 times	1.6%	0.7%

Total extended	44.7%	26.8%

Total	100.0%	100.0%

     As the finance receivables portfolio ages, more accounts become eligible for extensions. Payment extensions as a percentage of total owned finance receivables increased to 44.7% at September 30, 2008 as compared with 26.8% at December 31, 2007, mainly driven by an increase in 1-2 times payment extensions, which increased to 43.1% at September 30, 2008 as compared to 26.1% at December 31, 2007. This increase in extensions was due to a greater number of extensions being processed in the areas affected by Hurricane Ike, as well as the continued aging of our owned finance receivables portfolio combined with the $632 million sale of receivables, many of which would not have been eligible for an extension at the time of the sale. As the owned finance receivables portfolio ages, more accounts become eligible for extensions. As of September 30, 2008 and December 31, 2007, our owned finance receivables were aged, on a weighted average basis, 27.2 months and 18.8 months, respectively. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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
     Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Repossession charge-offs	$97,577	$98,066
Less: Sales proceeds and recoveries	(50,689)	(54,846)
Mandatory charge-offs(1)	26,846	40,814

Net charge-offs(2)	$73,734	$84,034

Annualized net charge-offs as a percentage of average total owned receivables outstanding	11.5%	8.8%
Sales proceeds and recoveries as a percentage of charge-offs	40.7%	39.5%

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Repossession charge-offs	$314,208	$279,875
Less: Sales proceeds and recoveries	(177,293)	(171,767)
Mandatory charge-offs(1)	83,067	101,491

Net charge-offs(2)	$219,982	$209,599

Annualized net charge-offs as a percentage of average total owned receivables outstanding	9.4%	7.2%
Sales proceeds and recoveries as a percentage of charge-offs	44.6%	45.0%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. Annualized net charge-offs as a percentage of average owned finance receivables were 11.5% and 9.4% for the three and nine months ended September 30, 2008 as compared to 8.8% and 7.2% for the three and nine months ended September 30, 2007. The increases in annualized net charge-offs as a percentage of average owned finance receivables for 2008 as compared with 2007 were due to higher repossession charge-offs, net of sales proceeds and recoveries, combined with the impact of a declining receivables portfolio, partially offset by decreases in mandatory charge-offs. The increases in repossession charge-offs, net of sales proceeds and recoveries, were due to various factors, including the current economic conditions affecting our borrowers, increases in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007 and continuing throughout 2008 and higher than expected credit losses on receivables originated in 2006. The decreases in mandatory charge-offs were due to the Company assigning accounts for repossession earlier in their delinquency stage and therefore, reducing the number of receivables going to mandatory charge-off.

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
     Our average total managed finance receivables outstanding are summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Average owned finance receivables, carrying value	$2,565,002	$3,809,512
Average sold finance receivables	—	245,637

Average total managed finance receivables	$2,565,002	$4,055,149

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Average owned finance receivables, carrying value	$3,113,585	$3,874,214
Average sold finance receivables	40,177	314,420

Average total managed finance receivables	$3,153,762	$4,188,634

Total Managed Net Interest Margin
     Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Financing income and customer fees	$104,481	$161,541
Interest expense	(36,913)	(59,667)

Net interest margin	$67,568	$101,874

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Financing income and customer fees	$388,469	$520,686
Interest expense	(138,788)	(174,935)

Net interest margin	$249,681	$345,751

     Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$65,283	$100,493
Other interest income	(1,890)	(8,339)
Financing revenue on sold receivables	—	3,429
Interest expense on sold receivables	—	(601)
Gains (losses) on forward starting swaps agreements	—	(4,295)
Premium amortization	821	6,602
Customer fees	3,354	4,585

Total managed net interest margin	$67,568	$101,874

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Net margin as reflected on the consolidated statements of income	$235,056	$309,623
Other interest income	(11,021)	(25,239)
Financing revenue on sold receivables	4,538	31,617
Interest expense on sold receivables	(653)	(5,513)
Gains (losses) on forward starting swaps agreements	(1,755)	(4,077)
Premium amortization	11,907	24,222
Customer fees	11,609	15,118

Total managed net interest margin	$249,681	$345,751

     Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Three Months
	Ended
	September 30,
	2008	2007
Annualized finance income and customer fees	16.3%	15.9%
Annualized interest expense	(5.8)	(5.9)

Annualized net interest margin as a percentage of average total managed receivables	10.5%	10.0%

	For the Nine Months
	Ended
	September 30,
	2008	2007
Annualized finance income and customer fees	16.4%	16.6%
Annualized interest expense	(5.8)	(5.6)

Annualized net interest margin as a percentage of average total managed receivables	10.6%	11.0%

     Annualized net interest margin as a percentage of average total managed receivables was 10.5% and 10.6% for the three months and nine months ended September 30, 2008, respectively, as compared to 10.0% and 11.0% for the three and nine months ended September 30, 2007. The changes in annualized net interest margin as a percentage of average total managed receivables for the three and nine months ended September 30, 2008 as compared with 2007 were due to slight fluctuations in both the average yield on receivables and average cost of funds.
Total Managed Credit Quality
     Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At September 30, 2008
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance	$2,449,465	$—	$2,449,465
Sold finance receivables	—	—	—

Total managed finance receivables	$2,449,465	$—	$2,449,465

Number of outstanding contracts	198,223	—	198,223

Average principal amount of outstanding contracts (in dollars)	$12,357	$—	$12,357

	At December 31, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)
Owned finance receivables, unpaid principal balance.	$3,774,481	$—	$3,774,481
Sold finance receivables	—	94,097	94,097

Total managed finance receivables	$3,774,481	$94,097	$3,868,578

Number of outstanding contracts	271,384	11,886	283,270

Average principal amount of outstanding contracts (in dollars)	$13,908	$7,917	$13,657

     Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At September 30, 2008
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$289,524	11.8%	$—	—	$289,524	11.8%
Greater than 60 days	99,399	4.1	—	—	99,399	4.1

	388,923	15.9	—	—	388,923	15.9
In repossession	19,770	0.8	—	—	19,770	0.8

	$408,693	16.7%	$—	—	$408,693	16.7%

	At December 31, 2007
	Owned		Sold		Total Managed
Delinquent contracts:	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
31 to 60 days	$377,862	10.0%	$12,599	13.4%	$390,461	10.1%
Greater than 60 days	156,036	4.1	5,168	5.5	161,204	4.2

	533,898	14.1	17,767	18.9	551,665	14.3
In repossession	29,383	0.8	1,768	1.9	31,151	0.8

	$563,281	14.9%	$19,535	20.8%	$582,816	15.1%

     Delinquencies in our total managed receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Total delinquencies were higher at September 30, 2008 as compared to December 31, 2007 due to the current economic conditions affecting our borrowers and the $632 million sale of receivables, effective June 1, 2008, none of which were more than 30 days delinquent at the time of the sale.
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
     The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At September 30, 2008
	Owned	Sold	Total Managed
Never extended.	55.3%	—	55.3%
Extended:
1-2 times.	43.1%	—	43.1%
3-4 times.	1.6%	—	1.6%

Total extended	44.7%	—	44.7%

Total.	100.0%	—	100.0%

	At December 31, 2007
	Owned	Sold	Total Managed
Never extended.	73.2%	46.1%	72.6%
Extended:
1-2 times	26.1%	47.3%	26.6%
3-4 times	0.7%	6.6%	0.8%

Total extended	26.8%	53.9%	27.4%

Total	100.0%	100.0%	100.0%

     As the total managed finance receivables portfolio ages, more accounts become eligible for extensions. As of September 30, 2008 and December 31, 2007, the total managed finance receivables are aged, on a weighted average basis, 27.2 months and 19.4 months, respectively. The increase in extensions at September 30, 2008 as compared with December 31, 2007 was due to the continued aging of our total managed finance receivables portfolio combined with the $632 million sale of receivables, many of which would not have been eligible for an extension at the time of the sale. In addition, we adopted a strategy to increase the number of extensions granted as our historical data indicated that contracts extended are more likely than not to result in additional collections over the life of the contract. We continue to monitor our extension strategy, and we believe that the judicious use of payment extensions is an effective portfolio management technique.
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

     Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Owned:
Repossession charge-offs	$97,577	$98,066
Less: Sales proceeds and recoveries	(50,689)	(54,846)
Mandatory charge-offs(1)	26,846	40,814

Net charge-offs(2)	$73,734	$84,034

Sold:
Charge-offs	$—	$11,019
Less: Sales proceeds and recoveries	—	(6,122)
Mandatory charge-offs(1)	—	—

Net charge-offs	$—	$4,897

Total Managed:
Repossession charge-offs	$97,577	$109,085
Less: Sales proceeds and recoveries	(50,689)	(60,968)
Mandatory charge-offs(1)	26,846	40,814

Net charge-offs	$73,734	$88,931

Annualized net charge-offs as a percentage of average total managed receivables outstanding	11.5%	8.8%
Sales proceeds and recoveries as a percentage of charge-offs	40.7%	40.7%

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Owned:
Repossession charge-offs	$314,208	$279,875
Less: Sales proceeds and recoveries	(177,293)	(171,767)
Mandatory charge-offs(1)	83,067	101,491

Net charge-offs(2)	$219,982	$209,599

Sold:
Charge-offs	$5,537	$34,152
Less: Sales proceeds and recoveries	(2,686)	(18,654)
Mandatory charge-offs(1)	—	—

Net charge-offs	$2,851	$15,498

Total Managed:
Repossession charge-offs	$319,745	$314,027
Less: Sales proceeds and recoveries	(179,979)	(190,421)
Mandatory charge-offs(1)	83,067	101,491

Net charge-offs	$222,833	$225,097

Annualized net charge-offs as a percentage of average total managed receivables outstanding	9.4%	7.2%
Sales proceeds and recoveries as a percentage of charge-offs	44.7%	45.8%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.
     Annualized net charge-offs as a percentage of our average total managed finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. Annualized net charge-offs as a percentage of average total managed finance receivables were 11.5% and 9.4% for the three and nine months ended September 30, 2008 as compared to 8.8% and 7.2% for the three and nine months ended September 30, 2007. The increases in annualized net charge-offs as a percentage of average owned finance receivables for 2008 as compared with 2007 were due to repossession charge-offs, net of sales proceeds and recoveries, being only slightly lower for the three months ended September 30, 2008 as compared with 2007, and higher for the nine months ended September 30, 2008 as compared with 2007 in spite of a declining receivables portfolio, partially offset by decreases in mandatory charge-offs. These higher levels of repossession charge-offs, net of sales proceeds and recoveries, were due to various factors, including the current economic conditions affecting our borrowers, increases in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007 and continuing throughout 2008 and higher than expected credit losses on receivables originated in 2006. The decreases in mandatory charge-offs were due to the Company assigning accounts for repossession earlier in their delinquency stage and therefore, reducing the number of receivables going to mandatory charge-off.
Liquidity and Capital Resources
General
     Our primary sources of cash are cash flows from operations, collections on our finance receivables and borrowings under our promissory notes and residual credit facility. Our primary uses of cash are operating costs and expenses, funding credit enhancement requirements for securitization transactions and debt service requirements.
     Net cash provided by operating activities was $184.2 million and $228.1 million during the nine months ended September 30, 2008 and 2007, respectively. Cash flows from operating activities are affected by net income (loss) as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, deferred income taxes, accretion of present value discount, amortization of purchase premiums and gains and losses. The $184.2 million of cash flows provided by operating activities for the nine months ended September 30, 2008 was primarily due to a net loss of $97.9 million as adjusted by $175.4 million of provision for credit losses, $50.7 million deferred tax expense and $30.4 million goodwill impairment. The $228.1 million of cash flows provided by operating activities for the nine months ended September 30, 2007 was primarily due to $13.0 million of net income adjusted by $193.0 million of provision for credit losses.
     Net cash provided by investing activities was $1,141.2 million and $38.7 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the nine months ended September 30, 2008, net cash provided by investing activities included $901.8 million in collections on finance receivables held for investment and $615.3 million in sales of finance receivables, partially offset by $352.0 million related to purchases of finance receivables held for investment. During the nine months ended September 30, 2007, net cash used in investing activities included $1,130.2 million in collections on finance receivables held for investment, offset by $1,054.9 million related to purchases of finance receivables held for investment.
     Net cash used in financing activities was $1,284.7 million and $271.3 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $1,284.7 million of cash used in financing activities for the nine months ended September 30, 2008 was due to $949.4 million in payments on securitization notes and $334.4 million decrease on our warehouse and residual credit facilities during the nine months ended September 30, 2008. The $271.3 million of cash used in financing activities for the nine months ended September 30, 2007 was due to $1,084.7 million in payments on securitization notes, partially offset by $775.1 million in issuance of securitization notes.
     Our warehouse facilities previously funded most of our ongoing origination and acquisition of contracts, and our residual facilities previously provided us with working capital. Special purpose subsidiaries were the borrowers under these facilities. Following the sale of receivables to Santander on June 20, 2008, the Company satisfied its obligations under our warehouse and residual loan facilities with Citigroup Global Markets Realty Corp. With the termination of the warehouse facility with Barclays Bank PLC in May 2008, the Company has no remaining obligations to its warehouse lenders.

     On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., to provide increased interim funding. These promissory notes will accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders. Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner, L.L.C. are two of the Company’s equity owners. There have been no draws on this facility subsequent to June 20, 2008 and there were no amounts outstanding as of September 30, 2008.
     It is anticipated that during the fourth quarter of 2008, the $80.0 million unsecured promissory notes will be replaced by a secured residual credit facility between Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner, L.L.C., as lenders, and Residual LLC, as borrower.
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
Securitizations
     We completed twelve auto receivables securitization transactions from August 2002 through September 30, 2008. In these transactions, we securitized approximately $10.9 billion of automobile receivables, issuing $9.9 billion of class A notes. Since April 29, 2005, the proceeds from the transactions were primarily used to repay borrowings outstanding under our warehouse facilities, and prior to April 29, 2005, our intercompany credit facility with Ford Credit. During 2005, 2006 and 2007 we completed two, three and two securitizations, respectively. Our last securitization was in November 2007.
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

Borrowing and Residual Credit Facility
     On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., to provide increased interim funding. These promissory notes will accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders.
     It is anticipated that during the fourth quarter of 2008, the $80.0 million unsecured promissory notes will be replaced by a secured residual credit facility between Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner, L.L.C., as lenders, and Residual LLC, as borrower.
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
     The CEO and CFO, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on their evaluation, they have concluded that the disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     No changes were made in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

10.1
Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2
Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-65107)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-65107)). *

10.3
Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield. (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-65107)). *

10.4
Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February  12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-65107)). *

10.5
Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

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

10.8
Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-65107)).

10.9
Termination Agreement, dated as of May 30, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.9 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

10.10
Termination Agreement, dated as of June 20, 2008, among the Company, Triad Financial Residual Special Purpose LLC, as residual facility borrower, Triad Automobile Receivables Warehouse Trust, as warehouse facility borrower, Triad Financial Warehouse Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association), as Collection Account Bank, Systems and Services Technologies, Inc., as a Backup Servicer, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.10 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

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

10.16
Amended and Restated Limited Liability Company Agreement of Triad Holdings, LLC dated June 17, 2008 (incorporated herein by reference to Exhibit 10.16 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

10.17
Senior Unsecured Demand Promissory Note dated as of May 11, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.17 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

Exhibit
No.	Description

10.18
Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.18 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

10.19
Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of GTCR Fund VIII, L.P. , GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P. (incorporated herein by reference to Exhibit 10.19 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

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

SIGNATURES
     Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 10, 2008	/s/ Daniel D. Leonard
Daniel D. Leonard
President & Chief Executive Officer

Date: November 10, 2008	/s/ Jeffrey O. Butcher
Jeffrey O. Butcher
Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
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

10.1
Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

10.2
Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-65107)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333- 65107)). *

10.3
Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield. (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-65107)). *

10.4
Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February 12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333- 65107)). *

10.5
Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333- 126538)).

Exhibit
Number	Description of Document

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

10.8
Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2007 (File No. 333-65107)).

10.9
Termination Agreement, dated as of May 30, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.9 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

10.10
Termination Agreement, dated as of June 20, 2008, among the Company, Triad Financial Residual Special Purpose LLC, as residual facility borrower, Triad Automobile Receivables Warehouse Trust, as warehouse facility borrower, Triad Financial Warehouse Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association), as Collection Account Bank, Systems and Services Technologies, Inc., as a Backup Servicer, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.10 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

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

10.16
Amended and Restated Limited Liability Company Agreement of Triad Holdings, LLC dated June 17, 2008 (incorporated herein by reference to Exhibit 10.16 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

Exhibit
Number	Description of Document

10.17
Senior Unsecured Demand Promissory Note dated as of May 11, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.17 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

10.18
Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.18 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

10.19
Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of GTCR Fund VIII, L.P. , GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P. (incorporated herein by reference to Exhibit 10.19 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).

10.20
HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).

10.21
Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333- 126538)).*

10.22
Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

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