Form 10-K
period 2008-12-31
TRIAD FINANCIAL SM LLC
filed 2009-03-31
CIK 1071004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-65107

TRIAD FINANCIAL SM LLC
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 5201 Rufe Snow Drive North Richland Hills, Texas (Address of principal executive offices)	26-3953535 (IRS Employer Identification No) 76180 (Zip Code)

(817) 656-9788
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

As of March 20, 2009, the registrant had 1,000 common units outstanding all of which were owned by the registrant’s parent Triad Financial Holdings LLC.

		Page

PART I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	15
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER /STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15
ITEM 6.	SELECTED FINANCIAL DATA	16
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	49
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	77
ITEM 9A.	CONTROLS AND PROCEDURES	77
ITEM 9B.	OTHER INFORMATION	77

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	78
ITEM 11.	EXECUTIVE COMPENSATION	80
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER / STOCKHOLDER MATTERS	88
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	89
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	94

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	95
SIGNATURES		98
EX-2.2
EX-3.3
EX-3.4
EX-3.5
EX-4.5
EX-4.6
EX-4.7
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-21.1
EX-31.1
EX-31.2
EX-32

i

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this annual report, including without limitation, statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the Company or the Management, are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include, but are not limited to:

•	our ability to make payments of principal and interest on our indebtedness;

•	our reliance on our borrowing facility and credit enhancement arrangements;

•	our ability to generate significant amounts of cash to service our debt and fund our operations;

•	loss of contractual servicing rights;

•	general economic and business conditions, including wholesale auction values and interest rates;

•	our exposure to the risk of increases in delinquencies, defaults, prepayments and losses on contracts and loans held by us or in our securitization trusts;

•	the high degree of risk associated with non-prime borrowers;

•	our ability to secure meaningful contracts to perform third-party servicing-related functions;

•	our ability to retain and attract qualified personnel;

•	our ability to maintain the material licenses and permits required for our operations; and

•	other risks identified in this annual report under the caption “Risk Factors.”

Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

On December 22, 2008, Triad Holdings Inc, the former parent of Triad Financial Corporation, formed Triad Financial Holdings LLC, a Delaware limited liability company, which was a wholly-owned subsidiary of Triad Holdings Inc. Also on December 22, 2008, Triad Financial Holdings LLC formed Triad Financial SM LLC (the “Company”), a Delaware limited liability company, which is a wholly-owned subsidiary of Triad Financial Holdings LLC.

On December 29, 2008, pursuant to an Agreement and Plan of Merger by and between Triad Financial Corporation and the Company, Triad Financial Corporation merged with and into the Company, with the Company being the entity surviving from that merger. In connection with the merger, Triad Financial SM Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Triad Financial SM LLC, became a co-issuer under the indenture for our 11.125% Senior Notes, due May 1, 2013. References to the Company in this document shall mean Triad Financial SM LLC and its predecessor by merger, Triad Financial Corporation.

On December 31, 2008, Triad Holdings Inc. was also liquidated and dissolved in accordance with Delaware law. Triad Financial Holdings LLC is beneficially owned by Hunter’s Glen/Ford Ltd. and affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner II, L.L.C.

The Company services a $2.2 billion portfolio of automobile retail installment sales contracts and loans to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers. In this document, we collectively refer to these retail installment sales contracts and loans as “contracts.”

Prior to May 23, 2008, the Company was engaged in the business of purchasing and originating contracts throughout the United States through our dealer and direct originations channels. In our dealer channel, we purchased contracts from a network of franchised and select independent automobile dealerships. In our direct channel, we provided financing directly to consumers who were referred to us by internet-based consumer finance marketing and finance companies or who contacted us directly via our RoadLoans.com website.

On May 23, 2008, due to economic conditions, the Company ceased accepting credit applications in its dealer originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008.

On June 20, 2008, the Company agreed to sell its direct lending business, RoadLoans, to Santander Consumer USA Inc. (“Santander”). The sale was consummated on October 7, 2008. Also on June 20, 2008, the Company completed a whole loan sale of approximately $632 million of contracts and loans to Santander, effective June 1, 2008.

During the period January 1, 2008 through May 23, 2008, we purchased and originated $349.5 million of contracts. Beginning on May 27, 2008 and continuing through the period preceding the completion of the sale on October 7, 2008, loans originated by RoadLoans were being sold to Santander.

We purchased and originated $1,346.5 million and $2,650.3 million of contracts during the years ended December 31, 2007 and 2006, respectively. The Company no longer purchases or originates any contracts.

From June 1999 through April 29, 2005, the Company was a wholly-owned subsidiary of Fairlane Credit, LLC, a wholly-owned subsidiary of Ford Motor Credit Company (“Ford Credit”).

On April 29, 2005, Triad Holdings Inc. and its wholly-owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation, with Triad Financial Corporation being the surviving corporation. Triad Holdings Inc. was beneficially owned by Hunter’s Glen/Ford Ltd. and affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner II, L.L.C.

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

Our main office is located at 5201 Rufe Snow Drive, North Richland Hills, Texas, 76180, and we maintain administrative offices at 7711 Center Avenue, Suite 200, Huntington Beach, California 92647 and our telephone number is (817) 656-9788. Our website address is www.triadfinancial.com. All reports filed under the Securities Exchange Act of 1934 are available on our website. Our website and the information included therein are not part of this annual report. As used herein, the terms “Company”, “we”, “us” and “our” refer collectively to Triad Financial SM LLC and its predecessor by merger Triad Financial Corporation.

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

We continued to purchase and originate contracts through June 23, 2008 in our dealer originations channel and October 7, 2008 in our direct originations channel. We no longer purchase or originate any contracts.

Our Competitive Strengths

Third-Party Servicing.  During the latter half of 2008, we decided to focus our efforts on utilizing our existing servicing platform and offer third-party servicing-related functions to other originators and holders of loans secured by motor vehicles. We began the process of obtaining the necessary licenses to service accounts for third parties and also began to actively market our services to others. To date, we have signed contracts with eight third-party entities to remarket their repossessed cars. This generated income of $8,100 for the year ended December 31, 2008.

Maintaining an Experienced Risk Management Team.  Our risk management team is responsible for monitoring the servicing process, supporting management’s initiatives, tracking collateral value trends and pricing to achieve maximum recoveries. Our risk management team also provides strategic guidance and manages projects to improve collections and contract performance.

Managing Our Portfolio Through Technology and Best Practices.  Our centralized portfolio management group continuously develops and monitors collection strategies for our contracts in order to improve portfolio performance. We establish goals regarding delinquent accounts on a monthly basis, develop strategic initiatives for the collections processes and actively manage account handling to maximize account collections. All portfolio management services are conducted from our offices in North Richland Hills, Texas.

Our Business Strategy

We continue to develop and implement enhancements to our collection process and improve information reporting to management and staff with the objective of operating efficiently while continuing to improve our account performance. These enhancements include refining automatic dialer functionality to increase the effectiveness of calls to delinquent customers and call optimization capabilities to increase the probability of reaching delinquent customers when called.

Industry Overview

Prior to 2008, the non-prime automobile finance industry was very competitive. The automobile finance market was highly fragmented and was served by a variety of financial entities, including captive finance affiliates of major automotive manufacturers, banks, thrifts, credit unions and independent finance companies. The collapse of the asset-backed securitization market combined with mounting losses in all forms of non-prime lending have caused many banks and finance companies to either scale-back loan originations dramatically, or, to exit the automobile financing business entirely.

Automobile Finance Operations

General.  Prior to our decision to cease all lending operations, we had drastically scaled-back our production, due in part to our belief that the securitization markets did not appear to be supportive of another transaction collateralized by non-prime automobile finance receivables at pricing that would allow us to maintain profitability. In addition, our losses on accounts purchased and originated throughout 2006 continued to be greater than projected, both in our dealer and our direct origination platforms. Refinements to our underwriting policies in 2007 led to better performance from those vintages, but that better performance was offset by lower yields on the loans originated in our direct origination platform, RoadLoans.

Funding and Liquidity.  On January 10, 2008, we entered into a $500 million warehouse lending agreement with a consortium of lenders led by Barclays Bank PLC (the “Barclays Warehouse”). However, the Company never utilized the Barclays Warehouse, and that relationship was terminated on May 30, 2008.

On May 1, 2008, we began discussions with our primary warehouse lender, Citigroup Global Markets Realty Corp., (or “CGMRC”). On May 6, 2008, we entered into an agreement with CGMRC under the terms of which CGMRC would continue to provide funding under our warehouse lending agreement at a fixed rate of interest and using revised advance rates through June 30, 2008. With respect to our residual loan agreement with CGMRC, they agreed to fund an additional sum of up to $42.6 million on or before May 12, 2008 at which time the Company would not be permitted to make any further requests for funding under that facility.

On May 23, 2008, we entered into an agreement with Santander under the terms of which Santander would fund loans originated by our direct lending platform, RoadLoans, while they conducted due diligence with respect to a possible purchase of that platform. The agreement also proposed a sale of non-pledged, performing contracts and loans to Santander. Contemporaneously with the execution of that agreement, the Company ceased all dealer lending operations, other than the funding of previously approved loans, and laid-off the bulk of the personnel involved in the purchase of dealer contracts.

On June 20, 2008, the Company and Santander entered into definitive agreements governing:

•	the sale of $632 million of non-pledged, performing contracts and loans to Santander;

•	the sale of our direct lending platform, RoadLoans, to Santander;

•	the interim servicing of the purchased contracts and loans by Santander until their conversion onto Santander’s loan servicing system; and

•	the interim funding, maintenance and operation of the direct lending platform, Roadloans, by the Company until the closing of that sale which occurred on October 7, 2008.

With the proceeds from the sale of the $632 million of non-pledged, performing contracts and loans, the Company satisfied all if its remaining obligations to CGMRC, and on June 20, 2008, executed a termination agreement of both the warehouse lending agreement and the residual lending agreement.

Servicing and Collections Procedures

General.  Our servicing responsibilities consist of collecting, processing and posting customer payments, responding to customer inquiries, initiating contact with customers who are delinquent, maintaining our security interest in financed vehicles or other collateral, repossessing and liquidating collateral when necessary and generally monitoring each contract and the related collateral. We service all contracts that we purchased and originated. Additionally, beginning in the latter half of 2008, we also provide third-party servicing-related functions to other originators and holders of loans secured by motor vehicles.

Each month, we mail the customer a billing statement directing the customer to mail payments to a lockbox bank for deposit in a lockbox account. Payment receipt data is electronically transferred from our lockbox bank to us for posting to our contract accounting system. Payments may also be received directly by us from customers or through third-party vendors, such as Western Union. We perform all of our servicing and collection functions at our North Richland Hills, Texas facility.

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

As an account becomes more seriously delinquent, it moves to one of our later-stage collection units. The objective of these collectors is to prevent the account from becoming further delinquent. After a scheduled payment on an account becomes between 60 and 90 days contractually delinquent, we typically initiate repossession of the financed vehicle. We may repossess a financed vehicle without regard to the length of payment delinquency if an account is deemed uncollectible, the financed vehicle is deemed to be in danger of being damaged, destroyed or hidden, the customer deals in bad faith or the customer voluntarily surrenders the collateral.

At times, we offer payment extensions to customers who have encountered temporary financial difficulty, hindering their ability to pay as contracted. The account representative reviews a customer’s past payment history and assesses the customer’s ability to make future payments. Exceptions to our extension policies and guidelines for extensions must be approved by designated personnel. While payment extensions are initiated and approved in the servicing department, our portfolio management group determines the total frequency of extensions per month and recommended allocation. For example, seasonal delinquency and payment trends may influence our decision to grant more (or fewer) extensions in a given month. At December 31, 2008, approximately 48.6% of our receivables had received an extension.

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

Charge-Off Policy.  Our policy is to charge-off a contract in the month in which the borrower becomes 120 days contractually delinquent if we have not previously repossessed the related vehicle. If a vehicle has been repossessed, we charge-off the underlying receivable upon repossession, taking into account the estimated value of our collateral, with a reconciliation upon liquidation. The net charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts that are more than 30 days contractually delinquent.

Risk Management

Overview.  Our risk management group prepares regular credit indicator packages reviewing portfolio performance at various levels of detail including total company, region and state. Various daily reports and analytical data also are generated by our management information systems. This information is used to monitor effectiveness of the collection process. Risk management works with operational management in establishing monthly and quarterly performance targets and leads strategic initiatives prioritized to improve business effectiveness.

Behavioral Scoring.  We use statistically-based behavioral assessment models to project the relative probability that an individual account will default. Default probabilities are calculated for each borrower independent of the credit score. Projected default rates from the behavioral assessment models and credit scoring systems are compared and analyzed to monitor the effectiveness of our collection strategies.

Compliance Audits.  Our internal audit departments conduct regular reviews of our servicing and other functional areas. The primary objective of the reviews is to identify risks and associated controls and measure compliance with our written policies and procedures as well as regulatory matters. We distribute written reports to departmental managers and officers for response and follow-up. Our senior executive management team also reviews these results and responses.

Securitization of Receivables

Prior to 2008, we pursued a strategy of securitizing our receivables to diversify our funding, improve liquidity and obtain a cost-effective source of funds for the purchase and origination of additional automobile finance contracts and loans. Between 2002 and 2007, we securitized approximately $10.9 billion of automobile receivables.

In our securitizations, we, through wholly-owned subsidiaries, transferred automobile receivables to newly-formed securitization trusts which issued one or more classes of asset-backed securities. The asset-backed securities were, in turn, sold to investors.

We typically arranged for a financial guaranty insurance policy to achieve a high-grade credit rating on the asset-backed securities issued by the securitization trusts. Since August 2002, the financial guaranty insurance policies have been provided primarily by Ambac Assurance Corporation, or “Ambac”, and Financial Security Assurance Inc., or “FSA”, collectively referred to as “Guarantee Insurance Providers”, each of which is a monoline insurer, which insures the payment of principal and interest due on the asset-backed securities. We have limited reimbursement obligations to these Guarantee Insurance Providers; however, credit enhancement requirements, including security interests for the benefit of the insurers of certain restricted cash accounts and subordinated interests in trusts, provide a source of funds to cover shortfalls in collections and to reimburse the insurer for any claims which may be made under the policies issued with respect to our securitizations. There have been no claims under any insurance policies in our securitization transactions.

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

Competition

Competition in the field of non-prime automobile finance had been intense, though the liquidity crisis has seen a number of lenders either significantly curtail or abandon automobile financing altogether. There is significant competition in the arena of third-party servicing. Many companies have a long history of servicing loans for others, and they have the advantage of servicing significantly larger portfolios. There can be no assurance that we will be able to compete successfully in this market or against these competitors.

Employees

As of December 31, 2008, we employed approximately 700 people in Texas and California. None of our employees are a part of a collective bargaining agreement, and we believe our relationships with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

A loss of contractual servicing rights could have a material adverse effect on our business.

As servicer of all our securitized automobile contracts, we are entitled to receive contractual servicing fees. Our base servicing fees are earned at 2.25% per annum on the outstanding balance of contracts securitized and our supplemental servicing fees include fees and charges paid by obligors, such as late fees and extension fees. Each Guarantee Insurance Provider, as guarantor, can terminate our right to act as servicer for the securitizations it has guaranteed upon the occurrence of events defined in the sale and servicing agreements for securitized contracts, such as our bankruptcy or material breach of warranties or covenants, including covenants to maintain a specified level of delinquency, default or loss rate with respect to the receivables included in the applicable securitization trust. At December 31, 2008, no such termination events had occurred with respect to any of the trusts formed by us. The termination of any or all of our servicing rights under our securitizations would have a material adverse effect on our liquidity. For the year ended December 31, 2008, we received $64.4 million in base servicing fees and $24.0 million in supplemental servicing fees from our securitization trusts.

We may not be able to generate sufficient operating cash flows to meet our operating expenses.

Even with our decision to cease lending, our operations require substantial operating cash flows. Operating cash requirements include debt service, ongoing operating costs and capital expenditures. Our primary sources of operating cash are the excess cash flows received from securitizations, principal and interest payments on non-pledged receivables and federal and state tax refunds. The timing and amount of excess cash flows from securitizations and non-pledged receivables varies based on a number of factors, including:

•	the rates and amounts of contract delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold;

•	the ages of the contracts in the portfolio;

•	levels of voluntary prepayments; and

•	the terms of our securitizations, which include performance-based triggers requiring higher levels of credit enhancements to the extent credit losses or delinquencies exceed certain thresholds.

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

Our results of operations, financial condition and liquidity depend, to a material extent, on the performance of non-pledged receivables held by us as well as the performance of receivables in our securitization trusts. Obligors under contracts acquired or originated by us may default or prepay on the contracts at any time. We bear the full risk of losses resulting from defaults that occur while we own the contracts.

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

At December 31, 2008, the cumulative net loss ratio for the Company’s 2006-C securitization trust exceeded one of its target ratios, a condition which has existed since the fourth quarter of 2007. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio immediately increased from 2% to 3%, which initially resulted in a delay in cash distributions to the Company. The Company reached this increased 3% enhancement requirement during the third quarter of 2008 and therefore has begun receiving cash distributions once again. This requirement will remain at 3% until the trust is back in compliance with its target for three consecutive months. The cumulative net loss ratio for the Company’s 2006-B securitization trust had exceeded one of its target ratios, but that situation was cured during the third quarter of 2008, which allowed the credit enhancement requirement to be reduced to 2%. It is possible that the net loss ratios on these and other securitization trusts may exceed targeted levels in the future, which would result in increased credit enhancement levels on those trusts as well.

Our declining portfolio balance will result in lower servicing fees.

In response to higher than expected losses on receivables originated during 2006, we modified our contract origination strategy to better manage our credit risk, which resulted in lower volume levels during the last quarter of 2006 and throughout 2007. Additionally, in response to problems being experienced in the asset-backed securitization market for non-prime loan originations, the Company further tightened its underwriting criteria and increased pricing during the first quarter of 2008, which further decreased loan volume during the first quarter of 2008. Our decision to cease lending altogether in 2008 meant that the portfolio began to decline at an even more rapid rate, since there would be no new loans to replace those that were being amortized. This decline was accelerated when we completed the sale of $632 million of non-pledged, performing loans to Santander in June 2008.

While we believe there is the possibility that we can replace some of the lost servicing fees through our third-party servicing efforts, there can be no assurance that we will be successful in obtaining sufficient commitments to service portfolios for others in 2009 and thereafter.

Failure to implement our business strategy could adversely affect our operations.

Our financial position and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include:

•	effective collection strategies to maximize account collections;

•	the use of sophisticated risk management techniques;

•	continued investment in technology to support operating efficiency; and

•	achieving targeted goals with respect to third-party servicing contracts.

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

There is a high degree of risk associated with non-prime borrowers.

We specialize in servicing non-prime automobile receivables. Non-prime borrowers are associated with higher-than-average delinquency and default rates. While we believe that we effectively manage these risks with our policies and collection methods, these criteria or methods may be ineffective in the future in reducing default risk. In the event that we underestimate the default risk, our financial position, liquidity and results of operations may be adversely affected, possibly to a material degree. While we employed a credit scoring system in the credit approval process prior to our cessation of lending activity, credit scoring does not eliminate credit risk.

We are subject to general economic conditions beyond our control. Adverse general economic events, including periods of economic weakness, could have a material adverse impact on our business.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding contracts, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these contracts are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing fee income. While we seek to manage the higher risk inherent among non-prime borrowers through the collection methods we employ, these criteria or methods may not afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could also adversely affect our financial position, liquidity and results of operations.

Geographic concentrations of our contracts may adversely affect payments on the contracts.

Adverse economic conditions, natural disasters or other factors affecting any state or region where a high concentration of obligors resides could adversely affect collections on the contracts and increase the delinquency or credit loss rates of our contracts. At December 31, 2008, obligors with respect to approximately 21.0%, 12.3%, 7.7%, 5.6% and 4.9% of our total managed receivables based on the contracts’ remaining principal balances were located in Texas, California, Florida, Georgia, and Illinois respectively. If adverse economic conditions, natural disasters or other factors occur that affect these regions, or if obligors in these regions experience financial difficulties, a significant number of obligors may not be able to pay, may not make timely payments or may be more prone to filing for bankruptcy protection.

Our business is highly seasonal, which may cause our results of operations and cash flows to fluctuate from quarter to quarter.

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

We sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories or from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Our recoveries as a percentage of net charge-offs were 42.5%, 43.2% and 46.7% in 2008, 2007 and 2006, respectively. Our recovery rates may be lower in the future, which could result in higher charge-offs and losses for us.

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

Our earnings are affected by changes in interest rates as a result of our issuance of variable rate debt in certain of our securitization transactions. Fluctuations in market interest rates impact the amount of interest payments by the applicable securitization trusts on this variable rate debt, which, in turn, impact the amount of excess cash flows received from those securitization trusts. We have utilized several strategies to minimize the impact of interest rate fluctuations on our net interest income, including the use of derivative financial instruments.

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

As a consumer finance company, although we have ceased lending operations, we remain subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, wrongful collection practices, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against us could take the form of class action lawsuits by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies, but includes requests for compensatory, statutory and punitive damages.

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

Our success depends on developing and protecting our intellectual property. We rely on the terms of license agreements, as well as copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. If we are unable to protect our intellectual property, our operations and financial results may be adversely affected.

Our substantial indebtedness could adversely affect our business and results of operations.

We have a significant amount of indebtedness. At December 31, 2008, we had on a consolidated basis outstanding indebtedness of $2,071.2 million. This level of indebtedness could:

•	make it more difficult for us to meet all our obligations to creditors, who could then require us to, among other things, restructure our indebtedness, sell assets or raise additional debt or equity capital;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for operations and future business opportunities;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements or general corporate purposes;

•	limit our flexibility in planning for, and reacting to, changes in our business and in our industry, which could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	make it more difficult for us to satisfy the obligations of our senior notes.

Any of the above listed factors could materially adversely affect our business and results of operations.

We will continue to require significant amounts of cash to fund our operations.

We require substantial amounts of cash to fund our operations which include:

•	credit enhancement requirements in connection with the securitization of the receivables;

•	interest and principal payments under our senior notes and other indebtedness;

•	fees and expenses incurred in connection with the servicing of securitized receivables;

•	capital expenditures for technology and facilities; and

•	on-going operating expenses.

Our primary sources of liquidity in the future are expected to be:

•	borrowings under the facility extended by two of our equity sponsors;

•	cash flow received from securitization trusts;

•	cash flow from operating activities other than securitizations of receivables;

•	servicing fees from securitization trusts;

•	further issuances of debt or equity securities, depending on capital market conditions; and

•	federal and state income tax refunds.

We may be required to borrow in the future under the borrowing facility provided by our equity sponsors in order to fund our future liquidity needs. If these sources of funding are unavailable to us on a regular basis or are only available on terms unacceptable to us, we will be required to implement other expense reductions, all of which may have a material adverse affect on our ability to achieve our business and financial objectives.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 5201 Rufe Snow Drive, North Richland Hills, Texas, 76180, in 164,812 square feet of office space under a lease that expires in 2012. We currently sublease 26,663 square feet of office space under a sublease agreement that expires in October 2009.

We also have administrative offices at 7711 Center Ave., Suite 200, Huntington Beach, California 92647 in 28,186 square feet of office space under a lease that expires in 2011.

ITEM 3.	LEGAL PROCEEDINGS

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, wrongful collection practices, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract. Some litigation against us may take the form of class action lawsuits by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies, but includes requests for compensatory, statutory and punitive damages.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER/STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for our common units. All of the outstanding shares of our common units are held by Triad Financial Holdings LLC.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected historical consolidated financial data. We derived the historical statement of operations and balance sheet data for the periods indicated from our consolidated financial statements. We have derived the selected historical consolidated financial data at December 31, 2008, 2007, 2006 and 2005, for the years ended December 31, 2008, 2007 and 2006 and for the period April 30, 2005 through December 31, 2005 from our audited financial statements. We have derived the selected historical financial data at December 31, 2004, for the period January 1, 2005 through April 29, 2005 and for the year ended December 31, 2004 from the predecessor’s audited financial statements. The information presented below should be read in conjunction with, and qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited historical consolidated financial statements and related notes and other financial information appearing elsewhere in this document.

	Successor				Predecessor
	Year	Year	Year	April 30,	January 1,	Year
	Ended	Ended	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	December 31,	December 31,	April 29,	December 31,
	2008	2007	2006	2005	2005	2004
	(Dollars in thousands)
Statement of Operations Data:
Financing and other interest income	$461,092	$629,898	$577,340	$215,114	$127,243	$302,715
Interest expense	168,984	218,668	202,929	85,958	21,440	38,793

Net interest margin	292,108	411,230	374,411	129,156	105,803	263,922
Provision for credit losses on owned finance receivables	228,380	284,457	256,762	58,909	—	1,135

Net interest margin after provision for credit losses	63,728	126,773	117,649	70,247	105,803	262,787
Securitization and servicing income	3,193	7,824	21,966	19,275	16,597	82,579
Gain on partial redemption of senior notes	14,558	—	—	—	—	—
Other income (expense)	911	(3,942)	21,602	12,803	9,512	8,825

Total other revenues	18,662	3,882	43,568	32,078	26,109	91,404

Operating expenses	129,743	146,753	138,605	85,889	39,857	123,894
Other expenses	—	—	—	—	30,505	73,713
Impairment of goodwill(1)	30,446	—	—	—	—	61,192

Total expenses	160,189	146,753	138,605	85,889	70,362	258,799

(Loss) income before income taxes	(77,801)	(16,098)	22,612	16,436	61,550	95,392
(Provision) benefit for income taxes	(34,067)	5,520	(8,945)	(6,453)	(23,208)	(43,503)

Net (loss) income	$(111,868)	$(10,578)	$13,667	$9,983	$38,342	$51,889

Cash Flow Data:
Cash flows provided by (used in) operating activities	221,437	285,399	252,389	170,541	(383,565)	(1,048,224)
Cash flows provided by (used in) investing activities	1,347,778	(1,083)	(1,485,481)	(1,295,832)	117,879	419,272
Cash flows (used in) provided by financing activities	(1,575,226)	(292,178)	1,248,164	1,146,942	263,546	640,082

Net (decrease) increase in cash	$(6,011)	$(7,862)	$15,072	$21,651	$(2,140)	$11,130

	Successor					Predecessor
	At and for the Year Ended December 31,
	2008	2007	2006	2005		2004
	(Dollars in thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$46,494	$52,505	$60,367	$45,295		$25,784
Cash-restricted	252,300	295,786	274,059	153,231		—
Finance receivables, net	1,988,339	3,514,979	3,781,469	2,596,809		1,721,334
Retained interest in securitized assets	—	10,916	102,531	216,952		355,081
Total assets	2,390,663	4,107,552	4,418,535	3,138,156		2,162,314
Total debt	2,071,239	3,679,135	3,936,513	2,709,518		1,603,510
Total member’s/stockholder’s equity	260,610	356,591	406,159	356,832		458,713

				(Unaudited	)
Other Data(2):
Contract originations	349,486	1,346,490	2,650,257	1,880,230		2,056,195
Contracts securitized	—	1,517,520	3,052,914	2,184,026		736,545
Average Receivables(2):
Held for sale	N/A	N/A	N/A	N/A		912,497
Held for investment	2,903,839	3,844,915	3,498,717	2,221,927		284,536

Average owned receivables, carrying value	2,903,839	3,844,915	3,498,717	2,221,927		1,197,033
Sold receivables	30,133	274,668	765,416	1,573,103		2,532,340

Average total managed receivables(3)	$2,933,972	$4,119,583	$4,264,133	$3,795,030		$3,729,373

Successor(2)	Predecessor
At and for the Year Ended December 31,
2008	2007	2006	2005	2004
(Dollars in thousands)
(Unaudited)
Owned Data:
Net margin(4)	$292,108	$411,230	$374,411	$234,959	$263,922
Net charge-offs(5)	303,037	309,492	192,513	95,617	99,966
Owned receivables, unpaid principal balance (at end of period)	2,172,559	3,774,481	4,032,551	2,736,183	1,762,669
Owned receivables greater than 60 days delinquent (at end of period)	98,600	156,036	97,332	44,079	30,432
Owned Ratios:
Ratio of earnings to fixed charges(6)	—	—	1.1	x	1.7	x	3.4	x
Annualized net margin as a percentage of average owned receivables(4)	10.1%	10.7%	10.7%	8.2%	13.4%
Annualized net charge-offs as a percentage of average owned receivables(5)	10.4%	8.0%	5.5%	4.3%	8.4%
Owned receivables greater than 60 days delinquent as a percentage of owned receivables (at end of period)	4.5%	4.1%	2.4%	1.6%	1.7%
Total Managed Data:
Net margin(4)(7)	$308,477	$441,940	$519,978	$504,720	$522,232
Net charge-offs(5)	305,888	327,674	246,392	231,653	280,333
Total managed receivables (at end of period)	2,172,559	3,868,578	4,517,369	3,866,535	3,844,771
Average principal amount per total managed contracts outstanding (in dollars)	11,851	13,657	14,101	13,382	13,316
Total managed receivables greater than 60 days delinquent (at end of period)	98,600	161,203	115,302	81,319	90,416
Total Managed Ratios:
Annualized net margin as a percentage of average total managed receivables	10.5%	11.0%	12.2%	13.3%	14.0%
Annualized net charge-offs as a percentage of average total managed receivables(5)	10.4%	8.0%	5.8%	6.1%	7.5%
Annualized operating expenses as percentage of average total managed receivables	5.5%	3.6%	3.3%	3.3%	3.3%
Receivables greater than 60 days delinquent as a percentage of total managed receivables (at end of period)	4.5%	4.2%	2.6%	2.1%	2.4%

(1)	As a result of the terms of the Acquisition, we determined that there was an impairment of goodwill and recorded a $61.2 million pre-tax charge to earnings in 2004. As a result of Company’s decision to cease lending operations in 2008, we determined that there was an impairment of goodwill and recorded a $30.4 million pre-tax charge to operations in 2008.

(2)	To assist in the evaluation of our financial results and to make it easier to understand our results of operations, the “predecessor” period (January 1 through April 29, 2005) and the “successor” period (April 30 through December 31, 2005) have been combined for the year ended December 31, 2005. These combined results should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this document for information on items impacting the comparability of predecessor and successor periods.

(3)	Total managed receivables consist of our total owned receivables and our total sold receivables in securitization transactions accounted for as off-balance sheet securitizations.

(4)	Net margin as reflected on the consolidated statements of operations for the successor period (years ended December 31, 2008, 2007 and 2006 and the period April 30, 2005 through December 31, 2005) includes $12.8 million, $29.4 million, $56.4 million and $83.6 million, respectively, of premium amortization related to our predecessor finance receivables held for investment and our receivables repurchased from gain on sale trusts. Excluding the $12.8 million, $29.4 million, $56.4 million and $83.6 million of premium amortization, owned net margin as a percentage of average owned receivables would have been 10.5%, 11.5%, 12.3% and 14.3%, respectively.

(5)	In April 2004, we changed our charge-off policy such that all owned contracts which are more than 120 days delinquent are charged off, regardless of whether an obligor under the owned contract has filed for bankruptcy. Previously, we charged-off owned contracts with bankrupt obligors upon resolution of their bankruptcy cases. As a result of this change, net charge-offs for the year ended December 31, 2004 included a one-time charge-off of $32.6 million for contracts over 120 days delinquent with obligors who had filed for bankruptcy but whose bankruptcy cases had not yet been resolved. Excluding this one-time charge-off, our net charge-offs as a percentage of average owned and average total managed receivables would have been 5.6% and 6.6%, respectively, for the year ended December 31, 2004.

(6)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent (loss) income before income taxes plus fixed charges. Fixed charges consist of total interest expense and one-third of rental expenses, which management believes are representative of the interest component of all operating leases. Earnings, as defined, were insufficient to cover our fixed charges for 2008 and 2007 by $77.8 million and $16.1 million, respectively.

(7)	Total managed net interest margin is the difference between (a) financing revenue, fee and other income earned on our total managed receivables and (b) the cost to fund the receivables and the cost of debt incurred for general corporate purposes. Total managed net interest margin is a calculation that assumes that securitized receivables have not been sold and are still on our consolidated balance sheet. Total managed net interest margin is not a measurement of financial performance determined under generally accepted accounting principles and should not be considered as an alternative to any other measures of performance determined under generally accepted accounting principles. We evaluate the profitability of our financing activities based partly upon the net margin related to our total managed receivables, including owned receivables and sold receivables. We use this information to help us determine the profitability of our finance products and if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, net interest margin on a total managed basis facilitates comparisons of our results with other finance companies that do not securitize their receivables or other finance companies that securitize their receivables in securitization transactions that do not meet the criteria for sales of receivables.

The following is a reconciliation of net interest margin as reflected on our consolidated statements of income to our total managed net interest margin:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Net interest margin as reflected on the consolidated statements of income	$292,108	$411,230	$374,411	$234,959	$263,922
Less: other interest income	(12,476)	(35,847)	(34,875)	(53,784)	(103,959)
Financing revenue on sold receivables	4,538	43,322	128,039	262,691	422,866
Interest expense on sold receivables	(653)	(7,507)	(24,627)	(43,462)	(67,961)
Gain (losses) on forward-starting swap agreements	(1,755)	(7,808)	691	7,432	24
Premium amortization(4)	12,785	29,379	56,378	83,562	—
Customer fees	13,930	18,856	19,961	13,322	7,340

Total managed net interest margin	$308,477	$451,625	$519,978	$504,720	$522,232

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 22, 2008, Triad Holdings Inc, the former parent of Triad Financial Corporation, formed Triad Financial Holdings LLC, a Delaware limited liability company, which was a wholly-owned subsidiary of Triad Holdings Inc. Also on December 22, 2008, Triad Financial Holdings LLC formed Triad Financial SM LLC (the “Company”), a Delaware limited liability company, which is a wholly-owned subsidiary of Triad Financial Holdings LLC.

On December 29, 2008, pursuant to an Agreement and Plan of Merger by and between Triad Financial Corporation and the Company, Triad Financial Corporation merged with and into the Company, with the Company being the entity surviving from that merger. In accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 141, “Business Combinations”, the assets and liabilities of Triad Financial Corporation were transferred to the Company at their historical carrying values on the date of transfer. References to the Company in this document shall mean Triad Financial SM LLC and its predecessor by merger, Triad Financial Corporation.

On December 31, 2008, Triad Holdings Inc. was liquidated and dissolved in accordance with Delaware law.

The statements in the discussion and analysis regarding our expectations of the performance of our business, our liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.” Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

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

The Company services a $2.2 billion portfolio of contracts to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers.

Prior to May 23, 2008, the Company was engaged in the business of purchasing and originating contracts throughout the United States through our dealer and direct originations channels. In our dealer channel, we purchased contracts from a network of franchised and select independent automobile dealerships. In our direct channel, we provided financing directly to consumers who were referred to us by internet-based consumer finance marketing and finance companies or who contacted us directly via our RoadLoans.com website.

On May 23, 2008, due to economic conditions, the Company ceased accepting credit applications in its dealer originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. The Company incurred $9.6 million of expense during the year ended December 31, 2008 related to the shutdown of the dealer channel comprised primarily of severance, the write-down of certain fixed and other assets and an accrual for future excess facility capacity.

On June 20, 2008, the Company agreed to sell its direct lending business, RoadLoans, to Santander Consumer USA Inc. (“Santander”). The sale was consummated on October 7, 2008. The Company incurred $3.7 million of expense during the year ended December 31, 2008 related to the sale of the direct channel comprised primarily of severance and the write-down of certain fixed assets.

Beginning on May 27, 2008 and continuing through the period preceding the completion of the sale, loans originated by the Company’s RoadLoans division were being sold to Santander. The Company no longer purchases or originates any contracts.

On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of contracts to Santander, effective June 1, 2008. This portfolio was comprised of receivables financed through our warehouse lending facility that met criteria similar to our securitization eligibility criteria, including no receivables more than 30 days past due. The Company continued to service these receivables through August 2, 2008 in return for a servicing fee paid by Santander. The Company recognized a $0.8 million loss on the sale of these receivables during the year ended December 31, 2008.

In October 2008, the Company announced plans to actively market its servicing capabilities to third parties. With the infrastructure for a servicing platform already in place, and the expectation that entities that own or acquire loan portfolios containing obligations secured by motor vehicles may be interested in outsourcing some or all of their servicing activities, we decided to proceed with efforts to market these services to others. The Company had previously embarked on a program to obtain licenses to service loans for others in those states where licensing is necessary in order to service loans for others. During the year ended December 31, 2008, the Company entered into an agreement to remarket repossessed vehicles for eight third-party clients. While it is believed that there is a significant market for the types of services the Company can offer to the holders of such obligations, there are a number of established third-party portfolio servicers already in the market, and there is no assurance that the Company’s efforts in connection with this new venture will be successful.

In November 2008, the Company launched a tender offer to purchase for cash up to $90 million aggregate principal amount of its outstanding senior notes. On December 16, 2008, the Company successfully completed its tender offer and purchased $89.4 million of the senior notes outstanding at a purchase price of $71.5 million plus accrued and unpaid interest of $1.2 million. The Company recognized a $14.6 million gain on the tender offer during the year ended December 31, 2008.

We have periodically sold receivables to securitization trusts, or “Trusts,” that, in turn, sold asset-backed securities to investors. Prior to our May 2005 securitization transaction, all of our securitizations were accounted for as sales in accordance with accounting principles generally accepted in the United States of America, or “GAAP”. Beginning with our May 2005 securitization, we made a decision to alter the structure of our securitization transactions to no longer meet the criteria for sales of auto receivables, but instead to meet the criteria for on-balance sheet reporting. Accordingly, following a securitization accounted for as a secured financing, the receivables and the related securitization indebtedness remained on our balance sheet. We recognize finance revenue and fee income on the receivables and interest expense on the securities issued in the securitization and record a provision for credit losses over the life of the securitization. The principal changes to our securitization structures that resulted in the differing accounting treatment included the right of the trust to enter into interest rate derivative contracts with respect to retained interests and also allowed the servicer to sell charged-off finance receivable contracts. Provisions such as these precluded the use of sale treatment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

For all securitizations accounted for as sales, the Company retained certain interests in the sold receivables representing the present value of the estimated future excess cash flows to be received by us over the life of the securitization. Excess cash flows resulted from the difference between the interest received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses. Excess cash flows from the Trusts were initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the Trusts. Once predetermined credit enhancement requirements were reached and maintained, excess cash flows were distributed to us. In addition to excess cash flows, we earned monthly base servicing fee income of 2.25% per annum on the outstanding principal balance of receivables securitized, or “sold receivables,” and collected other fees such as late charges and extension fees as servicer for those Trusts. The Company called the last of its off-balance sheet securitizations in May 2008.

Critical Accounting Policies and Use of Estimates

We prepare our financial statements in conformity with GAAP, which require management to make certain estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in determining these estimates, actual results reported in future periods may differ from these estimates and could therefore affect the value of our assets and liabilities.

Critical estimates inherent within our financial statements include the allowance for credit losses.

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

Components of Revenues and Expenses

Most of our revenues are generated from our portfolio of finance receivables and the ancillary fees earned in connection with our servicing activities. Our revenues include financing revenue, other interest income, servicing income and other income. We earn financing revenue from contracts and loans we purchased and originated. Other interest income includes: (1) residual interest income on the retained interest in securitized assets we retain from securitization transactions; and (2) income on our restricted cash accounts. Our servicing income includes: (1) the base servicing fee income we receive from servicing receivables; and (2) the supplemental servicing fee income we receive from servicing receivables. Our other income includes fees we collect on receivables, such as late charges, extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders, payment convenience fees and fees received from Santander pursuant to an administrative services agreement. Our other income also includes gains and losses on our derivative financial instruments, gains and losses related to the repurchase of receivables from gain on sale trusts, our loss on the sale of finance receivables and our gain on the partial redemption of our Senior Notes. Certain of these items comprising other income, including the proceeds from the sales of gap insurance and extended service contracts and referral fees received from other lenders, will no longer be available as a result of our decision to cease lending operations during 2008.

Our costs and expenses consist of interest expense, operating expenses, provision for credit losses and provision for income taxes. Our interest expense is the amount of interest and fees we pay on borrowings used to finance our receivables and working capital needs. Our operating expenses represent costs associated with operating our dealer and direct channels and servicing our receivables, including rent and occupancy expense, compensation expense and servicing costs. Our provision for credit losses represents the charge necessary to maintain our allowance for credit losses at a level considered adequate to cover probable credit losses on receivables that are held for investment and originated subsequent to April 29, 2005. Certain of these interest and operating expenses will no longer be incurred as a result of our decision to cease lending operations during 2008.

Results of Operations

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

Our net loss was $111.9 million for the year ended December 31, 2008 as compared to a net loss of $10.6 million for 2007. The higher net loss was primarily due to lower net interest margin combined with higher operating expenses and provision for income taxes, partially offset by a lower provision for credit losses and lower other revenues.

Our results for the year ended December 31, 2008 included the following:

•	$74.0 million charge to establish a valuation allowance against our tax assets;

•	$30.4 million goodwill impairment charge;

•	$15.8 million in losses on our derivative financial instruments;

•	$13.3 million of expenses related to shutdown of the dealer originations channel and sale of the direct originations channel; and

•	$14.6 million gain on the partial redemption of our senior notes.

Net Interest Margin

Our revenues are primarily generated from our portfolio of finance receivables and the ancillary fees earned in connection with our servicing activities. Our average owned finance receivables outstanding are summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Average owned finance receivables, carrying value	$2,903,839	$3,844,915

Average owned finance receivables decreased by 24.5% for the year ended December 31, 2008 as compared to 2007. This decrease was primarily attributable to the decrease in our level of loan originations during 2007 and 2008, culminating in our decision during the second quarter of 2008 to cease all lending activities, combined with the $632 million sale of receivables in June 2008. We purchased and originated $349.5 million of contracts and loans during the year ended December 31, 2008 as compared to $1,346.5 million during 2007.

Net interest margin on our owned finance receivables is summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Financing income	$448,616	$594,051
Other interest income	12,476	35,847
Interest expense	(168,984)	(218,668)

Net interest margin	$292,108	$411,230

Financing income as a percentage of average owned finance receivables	15.4%	15.5%

The 29.0% decrease in net interest margin for the year ended December 31, 2008 as compared to 2007 was due to a decrease in financing income and other interest income, partially offset by a decrease in interest expense. The decrease in financing income was primarily due to a lower average owned receivables balance.

Effective April 30, 2005 in connection with the Acquisition, we adjusted predecessor finance receivables held for investment to fair market value taking into account future expected credit losses and a required rate of return commensurate with the associated risk in connection with the purchase transaction. Financing income was reduced by $12.8 million and $29.4 million of premium amortization for the years ended December 31, 2008 and 2007, respectively, related to these receivables and receivables repurchased from gain on sale trusts. Excluding the premium amortization, the average yield on receivables for the years ended December 31, 2008 and 2007 would have been 15.9% and 16.2%, respectively.

During 2008 and 2007, expected cash flows from predecessor finance receivables held for investment and receivables repurchases from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from non-accretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables which is expected to continue in future periods.

Other interest income decreased to $12.5 million for the year ended December 31, 2008 as compared to $35.8 million for 2007. This decrease was mainly due to a decrease in residual interest income caused by lower retained interest in securitized asset balances combined with a decrease in interest income received on restricted cash accounts, resulting from declining interest rates.

The decrease in interest expense was primarily due to lower average debt levels. Our effective cost of funds was 5.8% for both the years ended December 31, 2008 and 2007. Average debt outstanding was $2,921.4 million and $3,777.3 million for 2008 and 2007, respectively.

Provision for Credit Losses

Our provision for credit losses was $228.4 million for the year ended December 31, 2008 as compared to $284.5 million for 2007. While our provision for credit losses decreased, it did not decrease as much as expected given the significant decrease in the corresponding receivables balance. This is a result of the current economic conditions, including higher unemployment levels and higher energy prices during the year, and the corresponding affect this is having on our borrowers’ ability to service their debt. Additionally, our provision for credit losses was impacted by an increase in the average age of the portfolio and a decline in the net proceeds from the sale of recovered vehicles sold at auctions, as well as continued higher than expected net charge-offs on our receivables originated during 2006.

Servicing Income

Servicing income decreased to $3.2 million for the year ended December 31, 2008 as compared to $7.8 million for 2007. Servicing income represents servicing fees and late fees collected on sold receivables. The decrease in servicing income for the year ended December 31, 2008 as compared to 2007 was primarily attributable to the declining balance of our sold receivables.

Gain on Partial Redemption of Senior Notes

On December 16, 2008, the Company completed a tender offer and purchased $89.4 million of its senior notes outstanding. The Company recognized a $14.6 million gain on the tender offer during the year ended December 31, 2008.

Other Income (Expense)

Other income (expense) is summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Customer fees	$13,930	$18,856
Losses on derivative financial instruments	(15,799)	(17,493)
Other	2,780	(5,305)

Other income (expense)	$911	$(3,942)

Our other income (expense) includes customer fees we collect on owned finance receivables, such as late charges and extension fees, proceeds from sales of gap insurance and extended service contracts, referral fees received from other lenders, payment convenience fees, and fees received from Santander pursuant to an administrative services agreement. Our other income (expense) also includes gains and losses on our derivative financial instruments, losses related to the repurchase of receivables from gain on sale trusts and our loss on the sale finance receivables. As a result of our decision to cease lending operations, several of these sources of income ceased during the 2008.

Customer fees decreased to $13.9 million for year ended December 31, 2008 as compared to $18.9 million for 2007 primarily due to a decrease in our average owned receivables combined with a decrease in late charges collected attributable to rising delinquencies.

Our derivative financial instruments are recognized on our consolidated balance sheet at fair value with changes in the value recorded in operations as a component of other income (expense). During the year, our derivative financial instruments included forward-starting swap agreements utilized to lock in the cost of funds on outstanding notional amounts of receivables prior to their securitization. Our derivative financial instruments also included interest rate swap agreements utilized to convert variable rate exposure on our 2007 securitization transactions to fixed rates. For the year ended December 31, 2008, our $15.8 million in losses on derivative financial instruments was comprised of $14.0 million in losses on our interest rate swap agreements and $1.8 million in losses on our forward-starting swap agreements. For the year ended December 31, 2007, our $17.5 million in losses on derivative financial instruments was comprised of $9.7 million in losses on our interest rate swap agreements and $7.8 million in losses on our forward-starting swap agreements.

Other is comprised of $2.8 million of income for the year ended December 31, 2008 as compared to $5.3 million of expense for 2007. For the year ended December 31, 2008, other included $5.4 million of administrative fees received from Santander pursuant to an administrative services agreement which was in effect from June 20, 2008 until the sale of Roadloans was completed on October 7, 2008. This other income was partially offset by $3.0 million in losses recorded on the repurchase of receivables from gain on sale trusts during the year ended December 31, 2008 and an $0.8 million loss on sale of finance receivables. For the year ended December 31, 2007, other included $7.0 million in losses recorded on the repurchase of receivables from gain on sale trusts.

Expenses

Operating expenses were $160.2 million for the year ended December 31, 2008 as compared to $146.8 million for 2007. Operating expenses as a percentage of average total managed receivables were 5.5% for the year ended December 31, 2008 as compared to 3.6% for 2007. This increase in operating expenses as a percentage of average total managed receivables for the year ended December 31, 2008 as compared to 2007 was due to an increase in operating expenses combined with a decrease in our average total managed receivables. Our operating expenses for the year ended December 31, 2008 included the following:

•	$6.1 million charge to compensation and employee benefits representing severance payments to employees impacted by the shutdown of the dealer origination channel and sale of the direct originations channel;

•	$3.4 million charge to occupancy and equipment representing the write-off of certain fixed assets as a result of the shutdown of the dealer originations channel and sale of direct originations channel;

•	$2.6 million charge to occupancy and equipment representing an accrual for future excess facility capacity resulting from the shutdown of the dealer originations channel and the sale of $632 million of receivables;

•	$2.1 million charge to professional services representing legal and professional fees incurred in the termination of existing warehouse and residual lending facilities and the establishment of alternative funding sources;

•	$30.4 million goodwill impairment charge; and

•	$1.2 million charge to other expenses representing the write-off of certain other assets as a result of the shutdown of the dealer originations channel and sale of the direct originations channel.

Income Taxes

We recognized an income tax expense of $34.1 million for the year ended December 31, 2008 as compared to tax benefit of $5.5 million for the year ended December 31, 2007. Our effective income tax rate was (43.8)% and 34.3% for the year ended December 31, 2008 and 2007, respectively. Income tax expense for the year ended December 31, 2008 included a $74.0 million valuation allowance established to reduce our tax assets to an amount which is more likely than not to be realized.

Credit Quality

Prior to our decision to cease lending operations, we provided financing in relatively high-risk markets, and, therefore, anticipated a correspondingly higher level of delinquencies and charge-offs.

Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses on the balance sheet at a level considered adequate to cover our estimate of incurred credit losses related to held for investment receivables as of the date of the balance sheet. Receivables held for investment are charged-off to the allowance for credit losses at the earlier of repossession of the collateral or when the account is otherwise deemed uncollectible. Predecessor finance receivables held for investment were adjusted to fair market value in connection with the purchase transaction taking into account future expected credit losses and a required rate of return commensurate with the associated risk.

The following table presents certain data related to our owned finance receivables:

	At December 31,
	2008	2007
	(Dollars in thousands)

Finance receivables held for investment	$1,865,449	$3,124,036
Allowance for credit losses	(171,462)	(230,500)

Finance receivables held for investment, net of allowance	1,693,987	2,893,536

Allowance for credit losses as a percentage of receivables	9.2%	7.4%
Predecessor finance receivables held for investment, net	248,409	475,296
Finance receivables repurchased from gain on sale trusts, net	32,922	123,972

Total owned finance receivables held for investment, net	$1,975,318	$3,492,804

The increase in the allowance for credit losses as a percentage of receivables at December 31, 2008 as compared to 2007 was due to the current economic conditions, including higher unemployment levels, and the corresponding affects this is having on our borrowers’ ability to service their debt combined with the continued aging of our owned finance receivables held for investment and higher than expected net charge-offs on our receivables originated during 2006. As of December 31, 2008 and 2007, the finance receivables held for investment are aged, on a weighted average basis, 26.3 months and 14.2 months, respectively.

Finance receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Delinquent contracts:
31 to 60 days	$287,032	13.2%	$377,862	10.0%
Greater than 60 days	98,600	4.5	156,036	4.1

	385,632	17.7	533,898	14.1
In repossession	14,083	0.6	29,383	0.8

	$399,715	18.3%	$563,281	14.9%

Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were higher at December 31, 2008 as compared to 2007 due to the current economic conditions affecting our borrowers and the $632 million sale of receivables, effective June 1, 2008, none of which were more than 30 days delinquent at the time of sale.

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

Payment extensions as a percentage of owned finance receivables outstanding are summarized as follows:

	At December 31,
	2008	2007
	Percent	Percent

Never extended	51.4%	73.2%
Extended:
1-2 times	46.5%	26.1%
3-4 times	2.1%	0.7%

Total extended	48.6%	26.8%

Total	100.0%	100.0%

As the finance receivables portfolio ages, more accounts become eligible for extensions. Payment extensions as a percentage of total owned finance receivables increased to 48.6% at December 31, 2008 as compared with 26.8% at December 31, 2007, mainly driven by an increase in 1-2 times payment extensions, which increased to 46.5% December 31, 2008 as compared to 26.1% at December 31, 2007. The increase payment extensions was due to the current economic conditions affecting our borrowers combined with the continued aging of our portfolio and the $632 million sale of receivables, effective June 1, 2008, many of which would not have been eligible for an extension at the time of sale.

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

Charge-off data with respect to our average owned finance receivables is summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Repossession charge-offs	$414,165	$392,026
Less: Sale Proceeds and recoveries	(223,175)	(229,206)
Mandatory charge-offs(1)	112,047	146,672

Net charge-offs(2)	$303,037	$309,492

Net charge-offs as a percentage of average total owned receivables outstanding	10.4%	8.0%
Sales proceeds and recoveries as a percentage of charge-offs	42.4%	42.5%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.

Net charge-offs as a percentage of our average owned finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in annualized net charge-offs as a percentage of average owned finance receivables for the year ended December 31, 2008, as compared with 2007, was due to higher repossession charge-offs, net of sales proceeds and recoveries, combined with the impact of a declining receivables portfolio, partially offset by a decrease in mandatory charge-offs. The increase in repossession charge-offs, net of sales proceeds and recoveries, was due to various factors, including the current economic conditions affecting our borrowers, increases in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007 and continuing throughout 2008 and higher than expected credit losses on receivables originated in 2006. The decrease in mandatory charge-offs was due to the Company assigning accounts for repossession earlier in their delinquency stage and therefore, reducing the number of receivables going to mandatory charge-off.

Total Managed Information

We evaluate the profitability of our financing activities based partly upon our total managed auto finance receivables portfolio, including both owned finance receivables and sold finance receivables. We have historically securitized our receivables in transactions that met the criteria for a sale of such receivables. The net margin and credit quality information presented below on a total managed basis assumes that securitized and sold receivables had not been sold and are still on our consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charge and fee income would be recognized over the life of the securitized receivables as accrued, and interest expense and other costs related to the asset-backed securities would be recognized as incurred.

We use this information to help us determine the profitability of our finance products and if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, total managed information facilitates comparisons of our results with other finance companies that do not securitize their receivables or other finance companies that securitize their receivables in securitization transactions that do not meet the criteria for sales of receivables. Total managed information is not a measurement of financial performance under GAAP and should not be considered as an alternative to any other measures of performance determined under GAAP.

Our average total managed finance receivables outstanding are summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Average owned finance receivables, carrying value	$2,903,839	$3,844,915
Average sold finance receivables	30,133	274,668

Average total managed finance receivables	$2,933,972	$4,119,583

Total Managed Net Interest Margin

Net interest margin for our total managed receivables portfolio are summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Financing income and customer fees	$479,869	$685,608
Interest expense	(171,392)	(233,983)

Net interest margin	$308,477	$451,625

Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$292,108	$411,230
Other interest income	(12,476)	(35,847)
Financing revenue on sold receivables	4,538	43,322
Interest expense on sold receivables	(653)	(7,507)
Losses on forward-starting swap agreements	(1,755)	(7,808)
Premium amortization	12,785	29,379
Customer fees	13,930	18,856

Total managed net interest margin	$308,477	$451,625

Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Years Ended December 31,
	2008	2007

Financing income and customer fees	16.3%	16.7%
Interest expense	(5.8)	(5.7)

Net interest margin as a percentage of average total managed receivables	10.5%	11.0%

Net interest margin as a percentage of average total managed receivables decreased to 10.5% for the year ended December 31, 2008 as compared to 11.0% for 2007. This decrease in net interest margin was primarily due to lower levels of premium amortization and customer fees, partially offset by lower losses on our forward-starting swap agreements.

Total Managed Credit Quality

Certain data related to our total managed receivables finance receivable portfolio are summarized as follows:

	At December 31, 2008
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$2,172,559	$—	$2,172,559
Sold finance receivables	—	—	—

Total managed finance receivables	$2,172,559	$—	$2,172,559

Number of outstanding contracts	183,321	—	183,321

Average principal amount of outstanding contracts (in dollars)	$11,851	$—	$11,851

	At December 31, 2007
	Owned	Sold	Total Managed
	(Dollars in thousands)

Owned finance receivables, unpaid principal balance	$3,774,481	$—	$3,774,481
Sold finance receivables	—	94,097	94,097

Total managed finance receivables	$3,774,481	$94,097	$3,868,578

Number of outstanding contracts	271,384	11,886	283,270

Average principal amount of outstanding contracts (in dollars)	$13,908	$7,917	$13,657

Receivables that are (1) more than 30 days delinquent, but not yet in repossession, and (2) in repossession are summarized as follows:

	At December 31, 2008
	Owned		Sold		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Delinquent contracts:
31 to 60 days	$287,032	13.2%	$—	—	$287,032	13.2%
Greater than 60 days	98,600	4.5	—	—	98,600	4.5

	385,632	17.7	—	—	385,632	17.7
In repossession	14,083	0.6	—	—	14,083	0.6

	$399,715	18.3%	$—	—	$399,715	18.3%

	At December 31, 2007
	Owned		Sold		Total Managed
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Delinquent contracts:
31 to 60 days	$377,862	10.0%	$12,599	13.4%	$390,461	10.1%
Greater than 60 days	156,036	4.1	5,168	5.5	161,204	4.2

	533,898	14.1	17,767	18.9	551,665	14.3
In repossession	29,383	0.8	1,768	1.9	31,151	0.8

	$563,281	14.9%	$19,535	20.8%	$582,816	15.1%

Delinquencies in our receivables portfolio may vary from period to period based upon credit quality, the average age of the portfolio, seasonality within the calendar year and economic factors. Due to our target customer base, a relatively high percentage of accounts become delinquent at some point in the life of a contract and there is a fairly high rate of account movement between current and delinquent status in the portfolio. Total delinquencies were higher at December 31, 2008 as compared to 2007 due to the current economic conditions affecting our borrowers and the $632 million sale of receivables, effective June 1, 2008, none of which were more than 30 days delinquent at the time of sale.

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

The following is a summary of payment extensions as a percentage of owned, sold and total managed receivables outstanding:

	At December 31, 2008
	Owned	Sold	Total Managed

Never extended	51.4%	—%	51.4%
Extended:
1-2 times	46.5%	—%	46.5%
3-4 times	2.1%	—%	2.1%

Total extended	48.6%	—%	48.6%

Total	100.0%	—%	100.0%

	At December 31, 2007
	Owned	Sold	Total Managed

Never extended	73.2%	46.1%	72.6%
Extended:
1-2 times	26.1%	47.3%	26.6%
3-4 times	0.7%	6.6%	0.8%

Total extended	26.8%	53.9%	27.4%

Total	100.0%	100.0%	100.0%

As the finance receivables portfolio ages, more accounts become eligible for extensions. Payment extensions as a percentage of total managed finance receivables increased to 48.6% at December 31, 2008 as compared with 26.8% at December 31, 2007, mainly driven by an increase in 1-2 times payment extensions, which increased to 46.5% December 31, 2008 as compared to 26.1% at December 31, 2007. The increase payment extensions was due to the current economic conditions affecting our borrowers combined with the continued aging of our portfolio and the $632 million sale of receivables, effective June 1, 2008, many of which would not have been eligible for an extension at the time of sale.

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

Charge-off data with respect to our finance receivables portfolio is summarized as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Owned:
Repossession charge-offs	$414,165	$392,026
Less: Sale Proceeds and recoveries	(223,175)	(229,206)
Mandatory charge-offs(1)	112,047	146,672

Net charge-offs(2)	$303,037	$309,492

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Sold:
Charge-offs	$5,537	$38,471
Less: Sale Proceeds and recoveries	(2,686)	(20,289)
Mandatory charge-offs(1)	—	—

Net charge-offs	$2,851	$18,182

Total Managed:
Repossession charge-offs	$419,702	$430,497
Less: Sale Proceeds and recoveries	(225,861)	(249,495)
Mandatory charge-offs(1)	112,047	146,672

Net charge-offs	$305,888	$327,674

Net charge-offs as a percentage of average total managed receivables outstanding	10.4%	8.0%
Sale proceeds and recoveries as a percentage of charge-offs	42.5%	43.2%

(1)	Mandatory charge-offs represent accounts charged-off in full with no recovery amounts realized at time of charge-off.

(2)	Net charge-offs for our owned portfolio include charge-offs from our finance receivables held for investment, our predecessor finance receivables held for investment and our finance receivables repurchased from gain on sale trusts.

Net charge-offs as a percentage of our average total managed finance receivables outstanding may vary from period to period based upon the credit quality of the portfolio, average age of the portfolio and economic factors. The increase in net charge-offs as a percentage of average total managed finance receivables for the year ended December 31, 2008, as compared with 2007, was due to higher repossession charge-offs, net of sales proceeds and recoveries, combined with the impact of a declining receivables portfolio, partially offset by a decrease in mandatory charge-offs. The increase in repossession charge-offs, net of sales proceeds and recoveries, was due to various factors, including the current economic conditions affecting our borrowers, increases in the average age of our portfolio, historically high levels of receivables more than 30 days delinquent at December 31, 2007 and continuing throughout 2008 and higher than expected credit losses on receivables originated in 2006. The decrease in mandatory charge-offs was due to the Company assigning accounts for repossession earlier in their delinquency stage and therefore, reducing the number of receivables going to mandatory charge-off.

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

Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses on the balance sheet at a level considered adequate to cover our estimate of incurred credit losses related to held for investment receivables as of the date of the balance sheet. Receivables held for investment are charged-off to the allowance for credit losses at the earlier of repossession of the collateral or when the account is otherwise deemed uncollectible. Predecessor finance receivables held for investment were adjusted to fair market value in connection with the purchase transaction taking into account future expected credit losses and a required rate of return commensurate with the associated risk.

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

Total Managed Information

We evaluate the profitability of our financing activities based partly upon our total managed auto finance receivables portfolio, including both owned finance receivables and sold finance receivables. We have historically securitized our receivables in transactions that met the criteria for a sale of such receivables. The net margin and credit quality information presented below on a total managed basis assumes that securitized and sold receivables had not been sold and are still on our consolidated balance sheet. Accordingly, no gain on sale or servicing fee income would have been recognized. Instead, finance charge and fee income would be recognized over the life of the securitized receivables as accrued, and interest expense and other costs related to the asset-backed securities would be recognized as incurred.

We use this information to help us to determine the profitability of our finance products and if sufficient spreads exist between our revenues and cost of funds to cover operating expenses and achieve corporate profitability objectives. Additionally, total managed information facilitates comparisons of our results with other finance companies that do not securitize their receivables or other finance companies that securitize their receivables in securitization transactions that do not meet the criteria for sales of receivables. Total managed information is not a measurement of financial performance under GAAP and should not be considered as an alternative to any other measures of performance determined under GAAP.

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

Reconciliation of net interest margin as reflected in our consolidated statements of income to total managed net interest margin is summarized as follows:

	For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Net margin as reflected on the consolidated statements of income	$411,230	$374,411
Other interest income	(35,847)	(34,875)
Financing revenue on sold receivables	43,322	128,039
Interest expense on sold receivables	(7,507)	(24,627)
Gain (losses) on forward-starting swap agreements	(7,808)	691
Premium amortization	29,379	56,378
Customer fees	18,856	19,961

Total managed net interest margin	$451,625	$519,978

Net interest margin as a percentage of average total managed receivables is summarized as follows:

	For the Years Ended December 31,
	2007	2006

Financing income and customer fees	16.6%	17.5%
Interest expense	(5.7)	(5.3)

Net interest margin as a percentage of average total managed receivables	11.0%	12.2%

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

Liquidity and Capital Resources

General

Our primary sources of cash are cash flows from operations, collections on our finance receivables, borrowings under our promissory note, and prior to June 2008, our warehouse and residual credit facilities. Our primary uses of cash are operating costs and expenses, funding credit enhancement requirements for securitization transactions, debt service requirements and prior to June 2008, purchases and originations of receivables.

On December 31, 2008, the Company’s parent, Triad Financial Holdings LLC, purchased 17.0 million of Series 1 preferred units of the Company for $17.0 million. The preferred units carry a coupon of 15% per annum, payable quarterly. The preferred units are pledged as collateral for notes issued by Triad Financial Holdings LLC and payable to Hunter’s Glen Ford, Ltd. and certain entities controlled by GTCR Golder Rauner II, L.L.C. The notes have a demand feature which is triggered when the principal value of the assets serviced by the Company, as defined, falls below $2 billion. On February 27, 2009, 10.0 million units of the Series 1 Preferred Units were redeemed at par; the remaining units were redeemed at par on March 17, 2009.

Net cash provided by operating activities was $221.4 million, $285.4 million, and $252.4 million in 2008, 2007 and 2006, respectively. Cash flows from operating activities are affected by net (loss) income as adjusted for non-cash items, including depreciation and amortization, provisions for credit losses, deferred income taxes, accretion of present value discount, amortization of purchase premiums, impairment charges and gains and losses. The $221.4 million of cash flows provided by operating activities for the year ended December 31, 2008 was primarily due to a net loss of $111.9 million as adjusted by $228.4 million of provision for credit losses, $90.3 million deferred tax expense and $30.4 million goodwill impairment. The $285.4 million of cash flows provided by operating activities for the year ended December 31, 2007 was primarily due to a net loss of $10.6 million as adjusted by $284.5 million of provision for credit losses. The $252.4 million of cash flows provided by operating activities for the year ended December 31, 2006 was primarily due to $13.7 million of net income as adjusted by $256.8 million of provision for credit losses.

Net cash provided by (used in) investing activities was $1,347.8 million, $(1.1) million, and $(1,485.5) million in 2008, 2007 and 2006, respectively. Cash flows from investing activities are highly dependent upon purchases of and collections on finance receivables held for investment. During the year ended December 31, 2008, net cash provided by investing activities included $1,101.4 million in collections on finance receivables held for investment and $615.3 million in sales of finance receivables, partially offset by $352.0 million related to purchases of finance receivables held for investment. During the year ended December 31, 2007, net cash used in investing activities included $1,479.1 million in collections on finance receivables held for investment, offset by $1,359.9 million related to purchases of finance receivables held for investment. During the year ended December 31, 2006, net cash used in investing activities included $1,289.1 million in collections on finance receivables held for investment, offset by $2,662.2 million related to purchases of finance receivables held for investment.

Net cash (used in) provided by financing activities was $(1,575.2) million, $(292.2) million, and $1,248.2 million in 2008, 2007 and 2006, respectively. Cash flows from financing activities reflect the net change in amounts required to be borrowed under our various revolving and term borrowing facilities. The $1,575.2 million of cash used in financing activities for the year ended December 31, 2008 was due to $1,184.6 million in payments on securitization notes, $334.4 million in net change in warehouse and residual credit facilities and $72.5 million in redemption of senior notes, partially offset by $17.0 million in proceeds from issuance of preferred units. The $292.2 million of cash used in financing activities for the year ended December 31, 2007 was due to $1,436.1 million in payments on securitization notes, $194.7 million in net change in warehouse and residual credit facilities and $30.0 million in redemption of preferred stock, partially offset by $1,373.4 million in proceeds from issuance of securitization notes. The $1,248.2 million of cash provided by financing activities for the year ended December 31, 2006 was due to $2,830.0 million in proceeds from issuance of securitization notes and $30.0 million in proceeds from issuance of preferred stock, partially offset by $1,144.0 million in payments on securitization notes and $406.7 million in net change in warehouse and residual credit facilities.

Borrowing Facilities

Prior to our decision to cease lending operations, we had two warehouse lending facilities and one residual facility. We used borrowings under our warehouse facility with Citigroup Global Markets Realty Corp., (or “CGMRC”) to fund our ongoing purchase and origination of contracts and loans. The residual facility, also extended by CGMRC, provided us with working capital. Special purpose subsidiaries were the borrowers under these facilities.

On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provided up to $500.0 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility had a two year commitment. The Company never utilized this warehouse facility, and it was terminated by mutual agreement in May 2008.

Following the sale of receivables to Santander on June 20, 2008, the Company satisfied its obligations under our warehouse and residual loan facilities with CGMRC. As a result of this, along with the termination of the warehouse facility with Barclays Bank PLC in May 2008, the Company has no remaining obligations to its warehouse lenders.

On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P. These promissory notes accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders. There have been no draws on this facility subsequent to June 20, 2008 and there were no amounts outstanding as of December 31, 2008.

It is anticipated that in early 2009, the $80.0 million unsecured promissory notes will be replaced by a secured credit facility between Hunter’s Glen/Ford Ltd. and certain entities controlled by GTCR Golder Rauner II, L.L.C., as lenders, and Triad Financial Residual Special Purpose LLC, as borrower. The credit facility will be secured by the residual interests in our securitization trusts.

We believe that our cash flows from operations combined with collections on our finance receivables and borrowings under our promissory notes and residual credit facility will be sufficient to fund our future liquidity needs.

Contractual and Long-Term Debt Obligations

The following table summarizes the scheduled payments under our contractual long-term debt obligations at December 31, 2008:

	Payments Due by Period
	Less than	1 to	3 to	More than
	1 Year	3 Years	5 Years	5 Years	Total
	(Dollars in thousands)

Operating leases	$2,846	$5,697	$2,112	$—	$10,655
Securitization notes payable	779,344	925,797	305,748	—	2,010,889
Senior notes	—	—	60,350	—	60,350
Estimated interest payments on debt	87,384	87,492	20,105	—	194,981

Total	$869,574	$1,018,986	$388,315	$—	$2,276,875

In November 2008, the Company launched a tender offer to purchase for cash up to $90 million aggregate principal amount of its outstanding senior notes. On December 16, 2008, the Company successfully completed its tender offer and purchased $89.4 million of the senior notes outstanding at a purchase price of $71.5 million plus accrued and unpaid interest of $1.2 million. The Company recognized a $14.6 million gain on the tender offer during the year ended December 31, 2008.

Securitizations

We completed seven auto receivables securitization transactions from May 2005 through December 31, 2008. In these transactions, we securitized approximately $10.9 billion of automobile receivables, issuing $9.9 billion of class A notes. The proceeds from the transactions were primarily used to repay borrowings outstanding under our warehouse facilities.

All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels will increase by increasing the required spread account level and the premiums paid to the guarantee insurance providers will increase as defined in the agreements. At December 31, 2008, the cumulative net loss ratio for the Company’s 2006-C securitization trust was in excess of one of its target ratios, a condition which has existed since the fourth quarter of 2007. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio has increased from 2% to 3%, which initially resulted in a delay in cash distributions to the Company. The Company reached this increased 3% enhancement requirement during the third quarter of 2008 and therefore, has begun receiving cash distributions once again. This requirement will remain at 3% until the trust is back in compliance with its target for three consecutive months. The cumulative net loss ratio for the Company’s 2006-B securitization trust had exceeded one of its target ratios, but that situation was cured during the third quarter of 2008, which allowed the credit enhancement requirement to be reduced to 2%.

Deterioration in the economy could cause one or more of the ratios to exceed the targeted levels, resulting in stress on our liquidity position. If that occurred, we could be required to implement other significant expense reductions, if securitization distributions to us are materially decreased for a prolonged period of time.

The past 18 months have seen sustained uncertainty in the global credit markets in general, and the asset-backed securitization markets in particular. The Company executed an insured securitization in November 2007, and was unable to complete another securitization prior to the cessation of all lending activity.

Off-Balance Sheet Arrangements

Prior to our May 2005 securitization transaction, we structured our securitization transactions to meet the criteria for sales of finance receivables. Under this structure, notes issued by our unconsolidated qualified special purpose finance subsidiaries are not recorded as a liability on our consolidated balance sheets. Beginning with the securitization completed in May 2005, our securitization transactions were being structured to meet the criteria for on-balance sheet reporting. Our last off-balance sheet securitizations transaction, the 2004-A trust, was closed in May 2008.

Recent Accounting Pronouncements

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 14 — “Fair Value of Financial Instruments” for further details on our fair value measurements.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to expand disclosure requirements for an entity’s derivative and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In order to meet these requirements, entities shall include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company plans to adopt SFAS 161 on January 1, 2009, and there should be no impact on the consolidated financial statements as it only addresses disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

General

Following the termination of the Barclays warehouse facility and the satisfaction of our warehouse and residual facility with CGMRC, our sole remaining borrowing facility is the $80.0 million unsecured promissory note with our equity sponsors. The Company owed nothing with respect to this facility at December 31, 2008.

Securitizations

In our securitization transactions, we sold fixed rate contracts to Trusts that then issued either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the Trusts were indexed to market interest rate swap spreads for transactions of similar duration and do not fluctuate during the term of the securitization. The floating rates on securities issued by the Trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. We have utilized derivative financial instruments, such as interest rate swap agreements, to convert variable rate exposures of the Trusts on these floating rate securities to fixed rates, thereby locking in the gross interest rate spread to be earned by the Trusts over the life of each securitization. Derivative financial instruments purchased by us do not impact the amount of cash flows to be received by holders of the asset-backed securities issued by the Trusts. These instruments serve to offset the impact of increased or decreased interest paid by the Trusts on floating rate asset-backed securities and, therefore, the cash flows to be received by us from the Trusts.

Interest Rate Swap Agreements

We periodically enter into interest rate swap agreements whereby we pay a fixed interest rate and receive a variable interest rate. For the forward-starting swap agreements, if interest rates increased above the starting-swap rate on the settlement date, the market value of the forward-starting swap was positive, and we received an amount from the counterparty equal to such market value. Likewise, if the market value was negative on the settlement date, we paid an amount to the counterparty equal to such market value. These agreements were intended to ensure the economics of future securitization transactions and minimize the risk of interest rate fluctuations on our gross interest rate margin prior to the execution of securitization transactions.

Interest Rate Sensitivity

The following tables provide information about our financial assets and liabilities, as well as our existing derivative financial instruments that are sensitive to changes in interest rates at December 31, 2008 and 2007. For contracts and liabilities with contractual maturities secured by contracts, the table presents principal cash flows and related weighted average interest rates by contractual maturities, as well as our historical experience of the impact of interest rate fluctuations on the credit loss and prepayment of contracts. For the forward-starting and the interest rate swap agreements, the table presents the notional amount and weighted average interest rate by contractual maturity date. The notional amount is used to calculate the contractual payment to be exchanged under the contract.

The following table provides information about our interest rate-sensitive financial instruments by expected maturity as of December 31, 2008.

	For the Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

Rate Sensitive Assets:
Finance receivables held for investment	$674,974	$498,509	$375,027	$238,229	$78,391	$319	$1,865,449
Average interest rate	16.57%	15.96%	15.31%	14.37%	12.82%	12.82%	14.64%
Predecessor finance receivables held for investment, net	137,179	96,964	14,266	—	—	—	248,409
Average interest rate	16.95%	16.66%	16.58%	—	—	—	16.73%
Finance receivables repurchased from gain on sale trusts, net	32,395	526	—	—	—	—	32,922
Average interest rate	16.49%	16.93%	—	—	—	—	16.71%
Rate Sensitive Liabilities:
Securitization notes payable	779,330	556,199	369,611	227,029	78,719	—	2,010,889
Average interest rate	5.25%	5.34%	5.45%	5.55%	5.60%	—	5.44%
Senior notes	—	—	—	—	60,350	—	60,350
Average interest rate	—	—	—	—	11.25%	—	11.25%
Interest Rate Derivatives:
Interest rate swap agreements Notional amount	348,399	455,015	665,545	—	—	—	1,468,959
Average pay rate	4.58%	4.84%	4.95%	—	—	—	4.82%
Average receive rate	1.31%	0.96%	0.91%	—	—	—	1.02%

The following table provides information about our interest rate-sensitive financial instruments by expected maturity as of December 31, 2007.

	For the Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)

Rate Sensitive Assets:
Finance receivables held for investment	$1,199,677	$882,239	$561,094	$327,851	$127,206	$25,969	$3,124,036
Average interest rate	16.19%	15.91%	15.60%	14.81%	12.20%	12.20%	15.90%
Predecessor finance receivables held for investment, net	280,319	165,537	29,440	—	—	$—	475,296
Average interest rate	12.91%	12.91%	12.91%	—	—	—	12.91%
Finance receivables repurchased from gain on sale trusts, net	110,995	12,977	—	—	—	—	123,972
Average interest rate	12.50%	12.50%	—	—	—	—	12.50%
Retained interest in securitized assets	10,916	—	—	—	—	—	10,916
Average interest rate	16.00%	—	—	—	—	—	16.00%
Rate Sensitive Liabilities:
Warehouse payable	280,390	—	—	—	—	—	280,390
Average interest rate	5.05%	—	—	—	—	—	5.05%
Residual financing	54,000	—	—	—	—	—	54,000
Average interest rate	7.10%	—	—	—	—	—	7.10%
Securitization notes payable	1,417,483	1,013,272	764,734	—	—	—	3,195,489
Average interest rate	5.11%	5.33%	5.49%	—	—	—	5.27%
Senior notes	—	—	—	—	—	149,256	149,256
Average interest rate	—	—	—	—	—	11.25%	11.25%
Interest Rate Derivatives:
Forward-starting swap agreements Notional amount	75,908	—	—	—	—	—	75,908
Average pay rate	4.38%	—	—	—	—	—	4.38%
Average receive rate	4.78%	—	—	—	—	—	4.78%
Interest rate swap agreements Notional amount	—	—	—	1,125,310	216,000	300,000	1,641,310
Average pay rate	—	—	—	4.65%	4.65%	4.65%	4.65%
Average receive rate	—	—	—	4.60%	4.60%	4.60%	4.60%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements and report of independent registered public accounting firm are included herein:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/  Daniel D. Leonard
Daniel D. Leonard
President & Chief Executive Officer

Date: March 30, 2009

/s/  Jeffrey O. Butcher
Jeffrey O. Butcher
Vice President & Chief Financial Officer

Date: March 30, 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Member
of Triad Financial SM LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, member’s/stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Triad Financial SM LLC (formerly Triad Financial Corporation) and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 30, 2009

TRIAD FINANCIAL SM LLC

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$46,494	$52,505
Cash — restricted	252,300	295,786
Finance receivables held for investment, net	1,988,339	3,514,979
Retained interest in securitized assets	—	10,916
Accounts receivable, net	28,332	46,965
Fixed assets, net of accumulated depreciation of $28,858 in 2008 and $23,235 in 2007	8,087	15,222
Collateral held for resale	14,083	29,383
Capitalized financing costs, net of accumulated amortization of $16,364 in 2008 and $13,369 in 2007	4,691	11,532
Deferred tax asset, net	—	89,028
Goodwill	—	30,446
Taxes receivable	46,240	8,054
Other assets	2,097	2,736

Total assets	$2,390,663	$4,107,552

LIABILITIES AND MEMBER’S/STOCKHOLDER’S EQUITY

LIABILITIES
Revolving credit facilities	$—	$334,390
Securitization notes payable	2,010,889	3,195,489
Senior notes payable	60,350	149,256
Taxes payable	—	—
Other liabilities	58,814	71,826

Total liabilities	2,130,053	3,750,961

Commitments and contingencies (Note 12)
Member’s/Stockholder’s Equity
Preferred units, no par value; authorized 20,000,000 units; issued and outstanding 17,000,000 units at December 31, 2008	17,000	—
Common units, authorized 1,000 units; issued and outstanding 1,000 units at December 31, 2008	—	—
Common stock, no par value; authorized 9,069 shares; issued and outstanding 9,069 shares at December 31, 2007	—	—
Additional paid in capital	345,788	345,000
(Accumulated deficit) retained earnings	(102,178)	9,690
Accumulated other comprehensive income	—	1,901

Total member’s/stockholder’s equity	260,610	356,591

Total liabilities and member’s/stockholder’s equity	$2,390,663	$4,107,552

TRIAD FINANCIAL SM LLC

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Financing and other interest income	$461,092	$629,898	$577,340
Interest expense	168,984	218,668	202,929

Net interest margin	292,108	411,230	374,411
Provision for credit losses	228,380	284,457	256,762

Net interest margin after provision for credit losses	63,728	126,773	117,649
Servicing income	3,193	7,824	21,966
Gain on partial redemption of senior notes	14,558	—	—
Other income (expense)	911	(3,942)	21,602

Total other revenues	18,662	3,882	43,568

Operating expenses
Compensation and employee benefits	75,567	87,318	78,685
Occupancy and equipment	18,637	16,231	15,501
System and data processing	9,938	13,235	14,570
Professional services	8,929	6,887	7,632
Advertising	3,743	3,997	1,627
Telecommunications	2,881	3,649	3,315
Impairment of goodwill	30,446	—	—
Other	10,050	15,436	17,275

Total operating expenses	160,191	146,753	138,605

(Loss) income before income taxes	(77,801)	(16,098)	22,612
(Provision) benefit for income taxes	(34,067)	5,520	(8,945)

Net (loss) income	$(111,868)	$(10,578)	$13,667

TRIAD FINANCIAL SM LLC

Consolidated Statements of Member’s/Stockholder’s Equity

				Retained	Accumulated
			Additional	Earnings	Other
	Preferred	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Stock/Units	Capital	Deficit)	Income	Total
	(Dollars in thousands)

Balance, December 31, 2005	$—	$—	$345,000	$9,983	$1,849	$356,832
Issuance of preferred stock	30,000	—	—	—	—	30,000
Preferred stock dividends declared	—	—	—	(1,575)	—	(1,575)
Comprehensive income
Net income	—	—	—	13,667	—	13,667
Net unrealized gain on retained interest in securitized assets (net of tax of $4,724)	—	—	—	—	7,235	7,235

Total comprehensive income, net of tax	—	—	—	13,667	7,235	20,902

Balance, December 31, 2006	$30,000	$—	$345,000	$22,075	$9,084	$406,159
Redemption of preferred stock	(30,000)	—	—	—	—	(30,000)
Preferred stock dividends declared	—	—	—	(788)	—	(788)
Common stock dividends declared	—	—	—	(1,019)	—	(1,019)
Comprehensive income (loss)
Net loss	—	—	—	(10,578)	—	(10,578)
Net unrealized loss on retained interest in securitized assets (net of tax of $4,691)	—	—	—	—	(7,183)	(7,183)

Total comprehensive loss, net of tax	—	—	—	(10,578)	(7,183)	(17,761)

Balance, December 31, 2007	$—	$—	$345,000	$9,690	$1,901	$356,591

Issuance of preferred units	17,000	—	—	—	—	17,000
Capital contributed by parent	—	—	788	—	—	788
Comprehensive income (loss)
Net loss	—	—	—	(111,868)	—	(111,868)
Net unrealized loss on retained interest in securitized assets (net of tax of $1,240)	—	—	—	—	(1,901)	(1,901)

Total comprehensive loss, net of tax	—	—	—	(111,868)	(1,901)	(113,769)

Balance, December 31, 2008	$17,000	$—	$345,788	$(102,178)	$—	$260,610

TRIAD FINANCIAL SM LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities
Net (loss) income	$(111,868)	$(10,578)	$13,667
Adjustments to reconcile net (loss) income to net cash provided by activities:
Depreciation and amortization	19,646	27,425	20,624
Provision for credit losses	228,380	284,457	256,762
Deferred income tax expense (benefit)	90,268	(20,606)	(55,379)
Impairment of goodwill	30,446	—	—
Accretion of present value discount	(4,410)	(22,593)	(24,803)
Amortization of purchase premium	12,785	29,379	56,378
Loss on repurchase of receivables from gain on sale trusts	3,040	7,016	—
Loss on write-down of fixed assets	3,375	1,014	—
Gain on partial redemption of senior notes payable	(14,558)	—	—
Loss on sale of receivables	762	—	—
Changes in operating assets and liabilities
Accounts receivable	13,372	3,953	(19,480)
Other assets	639	(926)	563
Other liabilities	(12,254)	(1,589)	7,481
Current tax receivable/payable	(38,186)	(11,553)	(3,424)

Net cash provided by operating activities	221,437	285,399	252,389

Cash flows from investing activities
Distributions from gain on sale trusts	28,031	111,972	150,331
Payments to Ford Motor Credit	(15,665)	(9,801)	—
Repurchases from gain on sale trusts	(69,746)	(195,569)	(131,005)
Purchases of finance receivables held for investment	(352,017)	(1,359,842)	(2,662,201)
Collections on finance receivables held for investment	1,101,395	1,479,097	1,289,143
Sale of finance receivables	615,263	—	—
Change in restricted cash	43,486	(21,727)	(120,828)
Purchases of fixed assets	(2,969)	(5,213)	(10,921)

Net cash provided by (used in) investing activities	1,347,778	(1,083)	(1,485,481)

Cash flows from financing activities
Net change in warehouse credit facilities	(280,390)	(153,741)	(396,717)
Net change in residual credit facilities	(54,000)	(41,000)	(10,000)
Net change in due to Ford Motor Credit Company	—	—	(52,323)
Issuance of securitization notes	—	1,373,410	2,829,995
Payment on securitization notes	(1,184,600)	(1,436,136)	(1,144,048)
Partial redemption of senior notes payable	(72,472)	—	—
Capitalized finance costs	(764)	(4,711)	(8,743)
Issuance of preferred units/stock	17,000	—	30,000
Redemption of preferred stock	—	(30,000)	—

Net cash (used in) provided by financing activities	(1,575,226)	(292,178)	1,248,164

Net (decrease) increase in cash	(6,011)	(7,862)	15,072

Cash
Beginning of period	52,505	60,367	45,295

End of period	$46,494	$52,505	$60,367

Non-cash activity
Preferred stock dividends declared	$—	$788	$1,575

Common stock dividends declared	$—	$1,019	$—

Supplemental Disclosure
Interest paid	$174,713	$219,482	$199,217

Income taxes (received) paid	$(19,267)	$26,855	$69,078

Triad Financial SM LLC

Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

On December 22, 2008, Triad Holdings Inc, the former parent of Triad Financial Corporation, formed Triad Financial Holdings LLC, a Delaware limited liability company, which was a wholly-owned subsidiary of Triad Holdings Inc. Also on December 22, 2008, Triad Financial Holdings LLC formed Triad Financial SM LLC (the “Company”), a Delaware limited liability company, which is a wholly-owned subsidiary of Triad Financial Holdings LLC.

On December 29, 2008, pursuant to an Agreement and Plan of Merger by and between Triad Financial Corporation and the Company, Triad Financial Corporation merged with and into the Company, with the Company being the entity surviving from that merger. In accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 141, “Business Combinations”, the assets and liabilities of Triad Financial Corporation were transferred to the Company at their historical carrying values on the date of transfer. In connection with the merger, Triad Financial SM Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Triad Financial SM LLC, became a co-issuer under the indenture for our 11.125% Senior Notes, due May 1, 2013. References to the Company in this document shall mean Triad Financial SM LLC and its predecessor by merger, Triad Financial Corporation.

On December 31, 2008, Triad Holdings Inc. was also liquidated and dissolved in accordance with Delaware law. Triad Financial Holdings LLC is beneficially owned by Hunter’s Glen/Ford Ltd. and affiliates of Goldman, Sachs & Co. and GTCR Golder Rauner II, L.L.C.

The Company services a $2.2 billion portfolio of automobile retail installment sales contracts and loans to consumers with limited credit histories, modest incomes or those who have experienced prior credit difficulties, generally referred to as “non-prime” borrowers. In this document, we collectively refer to these retail installment sales contracts and loans as “contracts.”

Prior to May 23, 2008, the Company was engaged in the business of purchasing and originating contracts throughout the United States through our dealer and direct originations channels. In our dealer channel, we purchased contracts from a network of franchised and select independent automobile dealerships. In our direct channel, we provided financing directly to consumers who were referred to us by internet-based consumer finance marketing and finance companies or who contacted us directly via our RoadLoans.com website.

On May 23, 2008, due to economic conditions, the Company ceased accepting credit applications in its dealer originations channel. Approvals previously issued continued to be processed, and qualifying contracts continued to be funded through the close of business on June 23, 2008. The Company incurred $9.6 million of expense during the year ended December 31, 2008 related to the shutdown of the dealer channel comprised primarily of severance, the write-down of certain fixed and other assets and an accrual for future excess facility capacity.

On June 20, 2008, the Company agreed to sell its direct lending business, RoadLoans, to Santander Consumer USA Inc. (“Santander”). The sale was consummated on October 7, 2008. Also on June 20, 2008, the Company completed a whole loan sale of approximately $632 million of contracts and loans to Santander, effective June 1, 2008. The Company incurred $3.7 million of expense during the year ended December 31, 2008 related to the sale of the direct channel comprised primarily of severance and the write-down of certain fixed assets.

Beginning on May 27, 2008 and continuing through the period preceding the completion of the sale, loans originated by the Company’s RoadLoans division were being sold to Santander. The Company no longer purchases or originates any contracts or loans.

From June 1999 through April 29, 2005, the Company was a wholly-owned subsidiary of Fairlane Credit, LLC, a wholly-owned subsidiary of Ford Motor Credit Company (“Ford Credit”).

On April 29, 2005, Triad Holdings Inc. and its wholly-owned subsidiary, Triad Acquisition Corp., acquired all of the outstanding capital stock of the Company from Fairlane Credit, LLC (the “Acquisition”). As part of the

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation, with Triad Financial Corporation being the surviving corporation.

As of the acquisition date, we recorded our assets and liabilities at their estimated fair values. The purchase price paid by Triad Holdings Inc. plus acquisition and closing costs, exceeded the fair value of net assets acquired, resulting in approximately $30.4 million of goodwill. This goodwill was deemed to be impaired and written off in the second quarter of 2008.

2.	Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, all of which are Delaware companies, Triad Financial SM Inc., Triad Financial Special Purpose LLC, Triad Financial Residual Special Purpose LLC, and Triad Financial Warehouse Special Purpose LLC (the “Subsidiaries”). Triad Financial Warehouse Special Purpose LLC includes its wholly-owned subsidiary, Triad Automobile Receivables Warehouse Trust, a Delaware trust.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Restricted Cash

Cash pledged to support securitization transactions is deposited into restricted accounts and recorded on the Company’s consolidated balance sheets as restricted cash.

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

Sale of Receivables

All securitization transactions executed by the Company subsequent to April 29, 2005 have been accounted for as secured financings in accordance with accounting principles generally accepted in the United States of America

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

(“GAAP”). These transaction structures allow the trust to enter into interest rate derivative contracts with respect to retained interests and also allow the servicer the discretion to sell charged-off finance receivable contracts. No charged-off receivables were sold subsequent to April 29, 2005.

Prior to April 30, 2005, finance receivables were sold in securitization transactions that were accounted for as sales of finance receivables in accordance with GAAP. These transaction structures involved the Company surrendering control over these assets by selling finance receivables to off-balance sheet securitization entities. The securitization entities issued interest-bearing securities collateralized by future collections on the sold receivables. The Company exercised the clean-up call on the last of its off-balance sheet securitizations in May 2008.

The Company retained certain interests in the sold receivables. These retained interests were classified as securities available for sale and were reported at fair value. If there was a decline in fair value and it was judged to be other than temporary, the individual security was written down to fair value and the amount of the write-down was included in earnings. If there was a change in fair value and it was judged to be temporary, the securities were recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of accumulated other comprehensive income in member’s / stockholder’s equity. In securitization transactions accounted for as a sale of receivables, the Company retained the servicing rights and received a servicing fee.

On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of contracts and loans to Santander, effective June 1, 2008. The sale was made subject to customary representations and warranties, concerning, among other things, the enforceability of the finance receivables included in the sale. The Company continued to service these finance receivables through August 2, 2008 in return for a servicing fee paid by Santander. Since the servicing fee adequately compensated us for retaining the servicing rights, no servicing asset or liability was recorded and the fee was recognized as collected over the remaining term of the related sold finance receivables.

Allowance for Credit Losses

The allowance for credit losses is determined based on projected losses for the next twelve months and represents our estimate of incurred credit losses related to held for investment receivables as of the date of the financial statements. This allowance is based on such factors as the credit quality of the portfolio, historical credit loss trends, trends in projected used car values and general economic factors. Finance receivables are charged off to the allowance for credit losses when an account is deemed to be uncollectible. This charge takes into account the estimated value of any collateral. Recoveries on finance receivables previously charged off as uncollectible are credited to the allowance for credit losses.

Charge-offs on predecessor finance receivables held for investment and finance receivables repurchased from gain on sale trusts are charged against the Company’s probable future expected credit losses established as a component of the asset’s net carrying value.

Charge-Off Policy

Our policy is to charge-off receivables in the month in which the borrowers become 120 days contractually delinquent if we have not previously repossessed the related vehicle. If a vehicle has been repossessed, and the underlying contract is an owned receivable, we charge off the underlying receivable upon repossession, taking into account the estimated value of our collateral, with a reconciliation upon liquidation. The net charge-off represents the difference between the actual net sales proceeds and the amount of the delinquent contract, including accrued interest. Accrual of finance charge income is suspended on accounts that are more than 30 days contractually delinquent.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, our interest rate swap agreements outstanding are recognized on our consolidated balance sheet at fair value with changes in the value recorded in earnings as a component of other income (expense). Fair value is calculated using observable inputs including interest rate and notional amounts. These calculations are compared to current market values for similar instruments with the same remaining maturities.

Fair Value Disclosures

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements.

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

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2008
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(Dollars in thousands)

Assets (Liabilities):
Derivative financial instruments	$—	$(23,745)	$—	$(23,745)

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any assets or liabilities at fair value in accordance with SFAS 159.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over their remaining useful lives of the assets as follows:

Equipment	3-5 years
Software	3-5 years
Furniture and fixtures	5 years

Depreciation expense totaled $6.7 million, $9.3 million and $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Leasehold improvements are stated at cost and depreciated over the useful lives of the improvements or term of the lease, whichever is less. Upon sale or retirement, the cost of assets and related accumulated depreciation is eliminated from the respective accounts, and the resulting gain or loss is included in operations. Repairs and maintenance expenses are charged to operations as incurred.

In connection with the shutdown of its dealer originations channel and the sale of its direct originations channel discussed in Note 1, the Company wrote down certain fixed assets with a net book value of approximately $3.4 million during the year ended December 31, 2008.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company reviews its goodwill for impairment annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s only reporting unit to its fair value.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

As a result of the shutdown of its dealer originations channel and the sale of its direct originations channel discussed in Note 1, the Company determined that there was an impairment of goodwill and recorded a $30.4 million pre-tax charge to operations during the year ended December 31, 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, resulting in two components of income tax expense; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.

Effective January 1, 2007, the Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that a more likely than not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on de-recognition, measurement, classification, interest and penalties, interim accounting periods, disclosure and transition. FIN 48 required that the standard be applied to the balances of the assets and liabilities as of the beginning of the period of adoption and that any corresponding adjustment be made to the opening balance of retained earnings. Upon adoption of FIN 48, the Company identified certain tax positions for which deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. As a result, the Company reclassified approximately $3.4 million of tax benefit from its deferred tax liability to its FIN 48 current tax liability as of January 1, 2007.

As a result of the corporate reorganization discussed in Note 1, the Company became a pass-through entity for tax purposes and any taxable income or loss generated after December 31, 2008 will be passed through and reported by the respective owners of Triad Financial Holdings LLC.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, revised 2004, (“SFAS 123R”) for all awards granted, modified or settled after June 30, 2005. SFAS 123R requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements.

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

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

3.	Finance Receivables

Finance receivables at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)

Finance receivables held for investment	$1,865,449	$3,124,036
Premiums and discounts, net	(2,271)	(3,592)
Deferred costs, net	15,292	25,767

Finance receivables held for investment, gross	1,878,470	3,146,211
Allowance for credit losses	(171,462)	(230,500)

Finance receivables held for investment, net	1,707,008	2,915,711

Predecessor finance receivables held for investment, net	248,409	475,296
Finance receivables repurchased from gain on sale trusts, net	32,922	123,972

Finance receivables, net	$1,988,339	$3,514,979

On June 20, 2008, the Company completed a whole loan sale of approximately $632 million of contracts and loans to Santander, effective June 1, 2008. The Company continued to service these finance receivables through August 2, 2008 in return for a servicing fee paid by Santander. The Company recognized a $0.8 million loss on the sale of these finance receivables during the year ended December 31, 2008.

The aggregate unpaid principal balances of finance receivables more than 60 days past due were $98.6 million at December 31, 2008 and $156.0 million at December 31, 2007.

The activity in the predecessor finance receivables held for investment for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2007	$639,854	$(105,391)	$534,463	$(59,167)	$475,296
Interest income	(60,893)	—	(60,893)	45,703	(15,190)
Sale of finance receivables	(375)	48	(327)	(16)	(343)
Principal collections	(211,354)	—	(211,354)	—	(211,354)
Charge-offs, net of sales proceeds and recoveries	(35,511)	35,511	—	—	—
Reclassifications	—	21,693	21,693	(21,693)	—
Change in cash flows	(17,409)	17,409	—	—	—

Balance, December 31, 2008	$314,312	$(30,730)	$283,582	$(35,173)	$248,409

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246
Interest income	(111,258)	—	(111,258)	85,202	(26,056)
Principal collections	(347,894)	—	(347,894)	—	(347,894)
Charge-offs, net of sales proceeds and recoveries	(55,292)	55,292	—	—	—
Reclassifications	—	17	17	(17)	—
Change in cash flows	(92,538)	92,538	—	—	—

Balance, December 31, 2007	$639,854	$(105,391)	$534,463	$(59,167)	$475,296

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2005	$2,220,192	$(524,710)	$1,695,482	$(227,072)	$1,468,410
Interest income	(193,929)	—	(193,929)	140,836	(53,093)
Principal collections	(566,071)	—	(566,071)	—	(566,071)
Charge-offs, net of sales proceeds and recoveries	(74,005)	74,005	—	—	—
Reclassifications	—	58,116	58,116	(58,116)	—
Change in cash flows	(139,351)	139,351	—	—	—

Balance, December 31, 2006	$1,246,836	$(253,238)	$993,598	$(144,352)	$849,246

The activity in the finance receivables repurchased from gain on sale trusts for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2007	$145,125	$(12,852)	$132,273	$(8,301)	$123,972
Finance receivables repurchased	80,191	(7,471)	72,720	(5,564)	67,156
Interest income	(13,106)	—	(13,106)	15,511	2,405
Sale of finance receivables	(66,005)	6,578	(59,427)	4,525	(54,902)
Principal collections	(105,709)	—	(105,709)	—	(105,709)
Charge-offs	(2,600)	2,600	—	—	—
Reclassifications	—	9,305	9,305	(9,305)	—
Change in cash flows	54	(54)	—	—	—

Balance, December 31, 2008	$37,950	$(1,894)	$36,056	$(3,134)	$32,922

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659
Finance receivables repurchased	216,159	(17,862)	198,297	(12,631)	185,666
Interest income	(17,563)	—	(17,563)	14,239	(3,324)
Principal collections	(121,029)	—	(121,029)	—	(121,029)
Charge-offs	(5,243)	5,243	—	—	—
Reclassifications	—	6,252	6,252	(6,252)	—
Change in cash flows	2,348	(2,348)	—	—	—

Balance, December 31, 2007	$145,125	$(12,852)	$132,273	$(8,301)	$123,972

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

	Contractual	Nonaccretable	Expected	Accretable	Carrying
	Payments	Discount	Payments	Discount	Value
	(Dollars in thousands)

Balance, December 31, 2005	$—	$—	$—	$—	$—
Finance receivables repurchased	145,203	(12,018)	133,185	(7,662)	125,523
Interest income	(9,810)	—	(9,810)	6,525	(3,285)
Principal collections	(59,579)	—	(59,579)	—	(59,579)
Charge-offs	(5,486)	5,486	—	—	—
Reclassifications	—	2,520	2,520	(2,520)	—
Change in cash flows	125	(125)	—	—	—

Balance, December 31, 2006	$70,453	$(4,137)	$66,316	$(3,657)	$62,659

During 2008, 2007 and 2006 expected cash flows from predecessor finance receivables held for investment and receivables repurchased from gain on sale trusts were reevaluated and determined to be greater than originally expected. This resulted in a reclassification of cash flows from non-accretable discount to accretable discount. This also resulted in a higher net yield being recognized on these receivables.

4.	Allowance for Credit Losses

The changes in the allowance for credit losses for the years indicated are summarized as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$230,500	$195,000	$51,259
Provision for credit losses	228,380	284,457	256,762
Sold receivables	(22,504)	—	—
Charge-offs	(300,176)	(274,553)	(118,089)
Recoveries	35,262	25,596	5,068

Balance, end of year	$171,462	$230,500	$195,000

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

Servicing Portfolio

The Company retains servicing rights for receivables sold in securitization transactions meeting the criteria for sales of receivables. The activity in the servicing portfolio for the years indicated is summarized as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$94,097	$484,818	$1,130,352
Called receivables	(69,746)	(195,569)	(131,005)
Collections and charge-offs	(24,351)	(195,152)	(514,529)

Balance, end of year	$—	$94,097	$484,818

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

The aggregate unpaid principal balances of sold finance receivables more than 60 days past due were $5.2 million at December 31, 2007. Credit losses, net of recoveries, totaled $2.9 million, $18.2 million and $53.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Accrued servicing fees due from the securitization trusts are included in accounts receivable in our consolidated balance sheets. The amount of accounts receivable representing receivables from securitization trusts totaled $5.8 million at December 31, 2008 and $8.6 million at December 31, 2007.

Retained Interest in Securitized Assets

The components of the retained interest in securitized assets, carried at fair value, at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)

Restricted cash held for the benefit of securitizations	$—	$14,731
Over-collaterization receivable	—	12,233
Interest-only	—	(447)

Retained interest in securitized assets, gross	—	26,517
Payable to Ford Credit	—	(15,601)

Retained interest in securitized assets, net	$—	$10,916

The Company exercised the clean-up call on the last of its off-balance sheet securitizations in May 2008. The Company’s retained interests in securitization transactions included the value associated with future cash flows generated from over-collateralization and any excess spread amounts. Over-collateralization receivable represented the difference between securitized receivables outstanding and notes outstanding. Retained interests in securitized assets were recorded at fair value. The fair value of retained interests was determined based on calculating the present value of the projected cash flows to be received using management’s best estimates of key assumptions, including discount rate, prepayment rate and credit losses.

Retained interests in securitized assets were net of an estimated amount owed to Ford Credit pursuant to a contractual agreement entered into with Ford Credit at the closing of the Acquisition. We made payments to Ford Credit totaling $14.5 million during the year ended December 31, 2008 pursuant to the agreement. The Company transferred a remaining $1.2 million payable to Ford Credit, representing potential additional payments to Ford Credit, to other liabilities during the year ended December 31, 2008.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

The activity in the retained interest in securitized assets for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

						Retained
				Retained Interest		Interest in
	Restricted	Over-	Interest-	in Securitized	Payable to	Securitized
	Cash	Collateralization	Only	Assets, Gross	Ford Credit	Assets, Net
	(Dollars in thousands)

Balance, December 31, 2005	$80,298	$150,283	$(7,555)	$223,026	$(6,074)	$216,952
Distributions	(22,547)	(87,257)	(41,456)	(151,260)	—	(151,260)
Residual interest income	—	—	26,696	26,696	(1,893)	24,803
Realized losses	—	—	152	152	(76)	76
Unrealized gains (losses)	—	—	24,420	24,420	(12,460)	11,960

Balance, December 31, 2006	$57,751	$63,026	$2,257	$123,034	$(20,503)	$102,531

Distributions	(43,020)	(50,793)	(18,159)	(111,972)	—	(111,972)
Residual interest income	—	—	25,374	25,374	(2,781)	22,593
Realized gain (losses)	—	—	(325)	(325)	164	(161)
Unrealized gains (losses)	—	—	(9,594)	(9,594)	(2,282)	(11,876)
Payments to Ford Credit	—	—	—	—	9,801	9,801

Balance, December 31, 2007	$14,731	$12,233	$(447)	$26,517	$(15,601)	$10,916

Distributions	(14,731)	(12,233)	(1,068)	(28,032)	—	(28,032)
Residual interest income	—	—	4,410	4,410	—	4,410
Realized gain (losses)	—	—	363	363	(182)	181
Unrealized gains (losses)	—	—	(3,258)	(3,258)	118	(3,140)
Transfer to other liabilities					1,154	1,154
Payments to Ford Credit	—	—	—	—	14,511	14,511

Balance, December 31, 2008	$—	$—	$—	$—	$—	$—

6.	Revolving Credit Facilities

Amounts outstanding under our warehouse and residual loan facilities at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)

Warehouse loan facilities	$—	$280,390
Residual loan facilities	—	54,000

Total revolving credit facilities	$—	$334,390

There were no advances outstanding under our warehouse and residual loan facilities at December 31, 2008. Our warehouse facility with Citigroup Global Markets Realty Corp. (“CGMRC”) previously provided up to $750 million of funding for automobile retail installment sales contract receivables originated or purchased by the Company that met certain eligibility requirements. Our residual facility previously provided up to $125 million of funding for general corporate purposes.

On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provided up to $500 million of funding for automobile retail installment sales contract receivables originated or purchased by us.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

The facility had a two year commitment but would expire after 364 days if the liquidity facility was not renewed. On May 30, 2008, the Company and certain of its subsidiaries terminated its warehouse facility with Barclays Bank PLC. In connection with the termination of this facility, the Company wrote-off $0.4 million of unamortized capitalized finance costs during the year ended December 31, 2008.

Following the sale of receivables to Santander on June 20, 2008, the Company satisfied its obligations under our warehouse and residual loan facilities with CGMRC and terminated the facilities. As a result of this, along with the termination of the warehouse facility with Barclays Bank PLC in May 2008, the Company has no remaining obligations to its warehouse lenders.

Interest expense for the years ended December 31, 2007 and 2006 includes $14.4 million and $17.7 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.

On May 11, 2008, the Company entered into a $49.5 million unsecured promissory note with Hunter’s Glen/Ford Ltd. to provide interim funding while the negotiations with CGMRC were continuing. This promissory note accrued interest at 20% and was payable quarterly, on the last day of each March, June, September and December while the note was outstanding. The promissory note was due and payable the earlier of one year of its issuance and fourteen days after receipt of demand for payment. On May 28, 2008, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., entities controlled by GTCR Golder Rauner II, L.L.C., agreed to assume 50% of the funding obligation under the $49.5 million unsecured promissory note. Hunter’s Glen/Ford Ltd. and these entities controlled by GTCR Golder Rauner II, L.L.C. are indirect equity owners of the Company.

On June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/Ford Ltd. and an additional $40.0 million unsecured promissory note with GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., to provide funding. These promissory notes will accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders. These combined $80.0 million notes replaced the previous $49.5 million unsecured demand promissory note. The amounts outstanding under the $49.5 million promissory note were paid in full and there have been no additional draws on this facility subsequent to June 20, 2008.

The lenders under the new $80.0 million promissory notes were also issued Class B Preferred Units in Triad Holdings, LLC (“Triad LLC”), the prior indirect parent of the Company and predecessor to Triad Financial Holdings LLC. Triad LLC’s limited liability company agreement was amended to allow for the issuance of these units and also for an increase in the number of board of manager members at Triad LLC. Upon any liquidation or other distribution by Triad LLC and its successor, Triad Financial Holdings LLC, the holders of the Class B Preferred Units will be entitled to a first priority liquidation preference equal to $130 million, less the aggregate amount of either cash or payment in kind interest paid to the lenders. In addition, the Stockholders Agreement, dated April 29, 2005, among Triad Holdings Inc., Triad LLC and other parties thereto also was amended to reflect an increase in the number of board of director members at Triad Holdings Inc. and the Company.

It is anticipated that in early 2009, the $80.0 million unsecured promissory notes will be replaced by a secured credit facility between Hunter’s Glen/Ford Ltd. and GTCR Golder Rauner II, L.L.C., as lenders, and Triad Financial Residual Special Purpose LLC, as borrower. The credit facility will be secured by the residual interests in our securitization trusts.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

7.	Securitization Notes Payable

Securitization notes payable represent debt issued by the Company in securitization transactions accounted for as secured financings. Securitization notes payable outstanding at December 31, 2008 are summarized as follows:

		Original
		Weighted	Collateral	Note
	Original	Average	Pledged at	Balance at
	Note	Interest	December 31,	December 31,
Transaction	Amount	Rate	2008	2008
	(Dollars in thousands)

2005-A, due June 12, 2012(a)	$1,104,000	4.09%	$167,836	$158,799
2005-B, due April 12, 2013(a)	$905,303	4.32%	$160,890	$151,991
2006-A, due April 12, 2013(a)	$822,500	4.88%	$228,721	$213,888
2006-B, due November 12, 2012(a)	$915,500	5.50%	$308,076	$293,277
2006-C, due May 13, 2013(a)	$1,092,200	5.37%	$443,039	$406,362
2007-A, due February 12, 2014(a)	$775,110	5.34%	$429,722	$388,430
2007-B, due July 14, 2014(a)	$598,330	5.70%	$446,276	$398,142

			$2,184,560	$2,010,889

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the Trusts.

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

Capitalized financing costs with an unamortized balance of $3.3 million at December 31, 2008 are being amortized over the expected term of the securitization transactions. Capitalized financing costs include $0.6 million in remaining unamortized underwriting fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

All of the Company’s securitization transactions are covered by financial guaranty insurance policies, which agreements provide that if certain portfolio performance ratios (delinquency or cumulative net loss triggers) in a Trust’s pool of receivables exceed certain targets, the specified credit enhancement levels will increase by increasing the required spread account level and the premiums paid to the guarantee insurance providers will increase as defined in the agreements. At December 31, 2008, the cumulative net loss ratio for the Company’s 2006-C securitization trust was in excess of one of its target ratios, a condition which has existed since the fourth quarter of 2007. As a result, the credit enhancement requirement to maintain cash reserves as a percentage of the portfolio has increased from 2% to 3%, which initially resulted in a delay in cash distributions to the Company. The Company reached this increased 3% enhancement requirement during the third quarter of 2008 and therefore, has begun receiving cash distributions once again. This requirement will remain at 3% until the trust is back in compliance with its target for three consecutive months. The cumulative net loss ratio for the Company’s 2006-B securitization trust had exceeded one of its target ratios, but that situation was cured during the third quarter of 2008, which allowed the credit enhancement requirement to be reduced to 2%.

Agreements with the Company’s guarantee insurance providers contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured Trust were to exceed these additional levels, provisions of the agreements permit the Company’s guaranty insurance providers to terminate the Company’s servicing rights to the receivables sold to that Trust. These financial

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

guaranty insurance policies also contain minimum financial ratio requirements. Except as discussed above, the Company was in compliance with its agreements with its guarantee insurance providers at December 31, 2008.

8.	Senior Notes Payable

On April 29, 2005, Triad Acquisition Corp. issued $150.0 million of senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”), to certain accredited investors pursuant to Rule 501 under the Securities Act, and to non-U.S. persons in reliance on Regulation S under the Securities Act. The senior notes also included a registration rights agreement requiring the Company to file a registration statement under the Securities Act and to consummate an exchange offer after the effective date of the registration statement. The exchange offer was consummated on January 9, 2006. In connection with the Acquisition, Triad Acquisition Corp. was merged with and into Triad Financial Corporation.

The senior notes have a stated coupon of 11.125% and were issued at a discount to yield 11.25%. The senior notes mature on May 1, 2013 but can be redeemed, in whole or in part, on or after May 1, 2010, at specified redemption prices, and on or after May 1, 2012, at par value.

In November 2008, the Company launched a tender offer to purchase for cash up to $90 million aggregate principal amount of its outstanding senior notes. On December 16, 2008, the Company successfully completed its tender offer and purchased $89.4 million of the senior notes outstanding at a purchase price of $71.5 million plus accrued and unpaid interest of $1.2 million. The Company recognized a $14.6 million gain on the tender offer during the year ended December 31, 2008.

Capitalized financing costs with an unamortized balance of $1.3 million at December 31, 2008 are being amortized over the contractual term of the notes. Capitalized financing costs include $0.9 million in remaining unamortized fees paid to Goldman, Sachs & Co., an affiliate of one of our equity investors.

9.	Preferred Stock

On June 30, 2006, the Company sold 1,500,000 shares of Non-Voting Preferred Stock to Triad Holdings Inc. for an aggregate purchase price of $30.0 million in cash. No underwriting discounts or commissions were paid. The Non-Voting Preferred Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Holdings Inc. investment intent, financial and business matters sophistication and other typical investment representations. To the extent declared by the board of directors of the Company, quarterly dividends were payable at an annual rate of 10.5%. Triad Holdings pledged its Non-Voting Preferred Stock of Triad Financial Corporation to secure its loan with Citigroup Global Markets Realty Corp. The Non-Voting Preferred Stock was redeemed at par on April 27, 2007.

On December 31, 2008, the Company sold 17.0 million units of Series 1 Preferred Units to Triad Financial Holdings LLC for an aggregate purchase price of $17.0 million in cash. No underwriting discounts or commissions were paid. The Series 1 Preferred Units were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on Triad Financial Holdings LLC’s investment intent, financial and business matters sophistication and other typical investment representations.

These units are restricted securities and may not be resold unless registered under the Securities Act or exempt from the registration requirements thereof. The Series 1 Preferred Units are not convertible or exchangeable into the Company’s common units. The Series 1 Preferred Units are not redeemable at the option of any holder of the Series 1 Preferred Units. To the extent declared by the board of managers of the Company, quarterly dividends are payable at an annual rate of 15.0%.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

Triad Financial Holdings LLC pledged its Series 1 Preferred Units to secure a loan with Hunters Glen/Ford Ltd. and certain partnerships controlled by GTCR Golder Rauner II, L.L.C. On February 27, 2009, 10.0 million units of the Series 1 Preferred Units were redeemed at par; the remaining units were redeemed at par on March 17, 2009.

10.	Income Taxes

The provision (benefit) for income taxes and the reconciliation between the federal statutory income tax rate and the effective income tax rate for the years indicated are summarized as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$(53,943)	$12,436	$54,208
State	(2,258)	2,650	10,116

Total current (benefit) expense	(56,201)	15,086	64,324
Deferred:
Federal	75,945	(16,997)	(46,704)
State	14,323	(3,609)	(8,675)

Total deferred expense (benefit)	90,268	(20,606)	(55,379)

Total:
Federal	22,002	(4,561)	7,504
State	12,065	(959)	1,441

Provision (benefit) for income taxes	$34,067	$(5,520)	$8,945

Expected federal income tax at 35%	$(27,230)	$(5,634)	$7,914
State taxes, net of federal tax	(3,328)	(689)	926
Accrued interest	(160)	679	—
Deferred tax asset allowance	74,015	—	—
Permanent differences	(8,674)	116	105
Other	(556)	8	—

Provision (benefit) for income taxes	$34,067	$(5,520)	$8,945

Effective income tax rate	(43.8)%	(34.3)%	39.6%

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Allowance for credit losses	$—	$56,715
Goodwill	—	45,545
Securitizations	—	2,934
Other	—	6,549

Gross deferred tax assets	—	111,743

Deferred tax liabilities:
Discount on predecessor finance receivables held for investment	—	(11,354)
Deferred loan origination costs	—	(10,121)
Other comprehensive income	—	(1,240)

Gross deferred tax liabilities	—	(22,715)

Net deferred tax asset	$—	$89,028

A valuation allowance on tax assets is recorded if it is more likely than not that some portion or all of the tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect our assessment of the realizability of the tax assets. We reviewed our tax assets and based upon this review, we established a valuation allowance of $74.0 million during the year ended December 31, 2008 to reduce our tax assets to an amount which is more likely than not to be realized. There was no valuation allowance at December 31, 2007.

As a result of the corporate reorganization discussed in Note 1, the Company became a pass-through entity for tax purposes and any taxable income or loss generated after December 31, 2008 will be passed through and reported by the respective owners of Triad Financial Holdings LLC. This corporate reorganization also resulted in the reversal of the previously recorded deferred tax assets and liabilities, therefore, the Company had a $46.2 million federal and state taxes receivable at December 31, 2008.

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with FIN 48. The Company has identified certain tax positions for which deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. As of December 31, 2007, the Company had reclassified approximately $4.6 million of tax benefit from its deferred tax liability to its FIN 48 current tax liability.

The changes in the Company’s gross unrecognized tax benefits for the years indicated are summarized as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$3,825	$3,407
Additions (reductions) for tax positions of prior periods	(3,825)	418
Additions (reductions) for tax positions relating to the current period	—	—
Settlements	—	—
Lapses in statutes of limitations	—	—

Balance, end of year	$—	$3,825

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

The Company’s policy is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. At December 31, 2008 and 2007, the Company had accrued, net of tax, $0.2 million and $0.7 million, respectively, for the potential payment of interest and/or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All tax periods subsequent to the Acquisition are open to examination by the Internal Revenue Service and the states to which we are subject to tax.

11.	Derivative Financial Instruments

At December 31, 2008, the Company had interest rate swap agreements with external third parties with underlying notional amounts of $1.5 billion. These agreements were valued at a loss of $23.7 million at December 31, 2008. Other income (expense) for the years ended December 31, 2008 and 2007 included $15.8 million and $17.5 million in losses on our interest rate swap agreements, respectively. Other income (expense) for the year ended December 31, 2006 included $0.7 million in gains on our interest rate swap agreements. At December 31, 2008 and 2007, the Company had $11.9 million and $2.9 million, respectively, in collateral on deposit with the counterparties to the derivative financial instruments. These amounts are included in restricted cash on our balance sheets.

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

Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the Company or the subsidiary involved. Although the amount of liability at December 31, 2008 with respect to these matters cannot be ascertained, the Company believes that any resulting liability would not materially affect the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries.

Under the management agreement among the Company, Triad Financial Holdings LLC and Hunter’s Glen/Ford Ltd., the parties engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford will provide Gerald J. Ford to serve as the chief executive officer of Triad Financial Holdings LLC and executive chairman of the Company as specified in the agreement and will provide Carl B. Webb and J. Randy Staff, or similarly qualified individuals, to furnish a portion of the services required by the management agreement. The Company agreed to pay Hunter’s Glen/Ford Ltd a management fee of $1.5 million per annum for the services described above.

During the third quarter of 2007, the Company entered into a consulting agreement with Carl B. Webb. Under the terms of the agreement, Mr. Webb will provide consulting services to the Company in return for a fee of $250,000 per annum. This consulting agreement was amended in the first quarter of 2008 to change the annual fee to $500,000.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s operations are conducted from leased facilities under non-cancellable lease agreements accounted for as operating leases. The Company also leases certain equipment. Rental expense charged to operations amounted to $5.8 million, $4.2 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rental expense for the year ended December 31, 2008 included a $2.6 million accrual related to future excess facility capacity resulting from the shutdown of the dealer originations channel discussed in Note 1.

Effective October 8, 2008, Santander agreed to sublease approximately 27,000 square feet of space in the Company’s North Richland Hills facility. The space had historically been occupied by the RoadLoans division of Triad. The sublease has a term of one year, subject to a 60-day termination clause held by Triad as Sublandlord, upon the occurrence of certain conditions. The sublease also contains a one-year renewal option on the same terms and conditions as the primary term. For the year ended December 31, 2008, Santander made sublease payments totaling $0.1 million.

Future minimum rental commitments under all non-cancellable leases at December 31, 2008 are summarized as follows. For the year ended December 31, 2009, future minimum rental commitments are net of the sublease commitments from Santander amounting to $0.3 million.

(Dollars in thousands)

Year ending December 31,
2009	$2,846
2010	$3,238
2011	$2,459
2012	$2,112

13.	Stock-Based Compensation

Following the closing of the Acquisition, Triad Holdings Inc. adopted a stock plan under which employees, officers, directors and consultants of the Company could be granted options to purchase common stock of Triad Holdings Inc. The maximum number of shares available for grant was equal to approximately 8% of the fully diluted shares of Triad Holdings Inc. The stock options vested annually, generally at the rate of 20% per year, provided the grantees continued to provide services to the Company. All options not exercised expired ten years after the date of grant.

Because the Company is considered to be nonpublic under SFAS 123R, the Company elected to use the formula value (book value) method to calculate compensation expense, in which the Company re-measured its liability each period. The awards were liability-classified based on a repurchase feature of the option agreements. The Company had elected to use a straight-line vesting attribution method for awards granted upon its adoption of SFAS 123R.

The Company recorded a (credit) charge to compensation expense of $(1.2) million, $2.1 million and $0.9 million for stock-based employee compensation for the years ended December 31, 2008, 2007 and 2006, respectively. Compensation expense for the year ended December 31, 2007 included a $1.6 million payment to a former chief executive officer for the repurchase of his option shares vested as of his July 2005 termination date. No options were granted during the year ended December 31, 2008. The Company granted 366,000 and 1.0 million options during the years ended December 31, 2007 and 2006, respectively. Since the inception of the plan, no options have been exercised.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

In connection with the corporate reorganization discussed in Note 1, Triad Holdings Inc. was liquidated and dissolved and approximately 1.1 million in remaining outstanding stock options were canceled as of December 31, 2008. A summary of stock option activity under the Company’s stock option plan is summarized as follows:

		Weighted Average
	Shares	Exercise Price
	(Amounts in thousands except weighted-average exercise price )

Outstanding at December 31, 2005	2,000	$7.50
Granted	1,000	$7.73
Canceled	(2)	$7.73
Forfeited	(10)	$7.73

Outstanding at December 31, 2006	2,988	$7.58

Granted	366	$8.37
Canceled	(220)	$7.54
Forfeited	(267)	$7.58

Outstanding at December 31, 2007	2,867	$7.68

Canceled	(1,439)	$7.71
Forfeited	(1,428)	$7.64

Outstanding at December 31, 2008	—	$—

14.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates methods and assumptions, set forth below for our financial instruments, are made solely to comply with requirements of SFAS 107 and should be read in conjunction with our consolidated financial statement and related notes.

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies available to management at December 31, 2008 and 2007. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$46,494	$46,494	$52,505	$52,505
Cash — restricted	252,300	252,300	295,786	295,786
Finance receivables held for investment, net	1,988,339	1,879,969	3,514,979	3,520,556
Retained interest in securitized assets	—	—	10,916	10,916
Interest rate swap agreements	(23,745)	(23,745)	(10,548)	(10,548)
Liabilities:
Revolving credit facilities	$—	$—	$334,390	$334,390
Securitization notes payable	2,010,889	1,875,209	3,195,489	2,884,285
Senior notes payable	60,350	48,498	149,256	149,256

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

Interest Rate Swap Agreements — Fair value is calculated using observable inputs including interest rate and notional amounts. These calculations are compared to current market values for similar instruments with the same remaining maturities.

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

Senior Notes Payable — The fair value at December 31, 2008 is based on the recently completed tender offer purchase price. The fair value at December 31, 2007 was based on rates available at that time for debt with similar terms and remaining maturities.

Triad Financial SM LLC

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Financial Data (unaudited)

The following table summarizes the quarterly financial results:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Year ended December 31, 2008:
Total revenues	$132,410	$141,597	$111,548	$94,199
Income (loss) before income taxes	1,099	(27,234)	(40,602)	(11,064)
Net income (loss)	929	(48,599)	(50,214)	(13,984)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Year ended December 31, 2007:
Total revenues	$167,166	$167,138	$153,973	$145,503
Income (loss) before income taxes	14,703	14,966	(7,625)	(38,142)
Net income (loss)	8,934	8,695	(4,673)	(23,534)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

ITEM 9B.	OTHER INFORMATION

On March 27, 2009, the Company and Triad Financial SM Inc. entered into the Third Supplemental Indenture to the Indenture governing its 11.125% Senior Notes due 2013. The Third Supplemental Indenture eliminated substantially all of the covenants and certain events of default in the Indenture, including, among others, the covenant that requires the Company to file reports under the Exchange Act. Accordingly, the Company will no longer file reports with the Securities and Exchange Commission following the filing of this report on Form 10-K, unless it becomes subject to provisions of the Exchange Act at a later date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The principal officers and directors of the Company, and their positions and ages at February 28, 2009, are as follows:

Name	Age	Position

Daniel D. Leonard	60	President, CEO and Director
Jeffrey O. Butcher	44	Vice President and Chief Financial Officer
Scott A. France	46	Senior Vice President — Portfolio Management
Mark A. Kelly	40	Senior Vice President — Director of Risk Management
Gerald J. Ford	64	Co-Chairman of the Board of Directors
Carl B. Webb	59	Co-Chairman of the Board of Directors
Philip A. Canfield	41	Director
Aaron D. Cohen	32	Director
David A. Donnini	43	Director
Donald J. Edwards	43	Director
J. Randy Staff	61	Director

The present principal occupations and recent employment history of each of our executive officers and directors listed above is as follows:

Daniel D. Leonard currently serves as our President and Chief Executive Officer, which positions he assumed in June 2007. He became a member of the Board of Directors in May, 2008. Prior to his appointment as President and CEO, Mr. Leonard served as our Senior Vice President — Portfolio Management, a position he held since May 2003. He has over 30 years experience in the finance industry. Prior to joining Triad, Mr. Leonard served from 1991 in several positions with California Federal Bank, including as its Senior Vice President — Consumer and Business Banking, Senior Vice President — Retail Distribution, and most recently as President of its subsidiary, Auto One Acceptance Corp., an auto loan financing company. Prior to joining California Federal Bank, Mr. Leonard served in several senior management positions with BankAmerica Corp.

Jeffrey O. Butcher currently serves as our Vice President and Chief Financial Officer, a position he assumed in October 2008. Mr. Butcher has been with the Company since July 2003 and previously served as Corporate Controller. From 1987 through 2003, he was Senior Vice President and Controller for Bay View Capital Corporation, a San Francisco Bay Area community bank. Prior to that, he was with KPMG, where he was a Senior Manager in the financial services practice.

Scott A. France currently serves as our SVP — Portfolio Management and joined Triad in August 2007. Prior to joining Triad, Mr. France served for 11 years as Senior Vice President Call Center Operations and Executive Vice President Portfolio Services at AmeriCredit where he was responsible for Collections, Loss Recovery, Asset Remarketing and Bankruptcy Management. Prior to AmeriCredit, Mr. France worked for World Omni Financial Corp. for 12 years in Credit, Collections and Portfolio Servicing.

Mark A. Kelly currently serves as our Senior Vice President — Director of Risk Management and joined Triad in June 2007 as Senior Vice President. Prior to joining Triad, Mr. Kelly was with Hunter’s Glen Ford, Ltd. in the acquisition group. Previously, Mr. Kelly served as an executive vice president and chief financial officer of Auto One Acceptance Corporation, where he was responsible for financial accounting, risk management, and regulatory compliance.

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

Code of Ethics

Our Corporate Governance Committee reviewed and approved the Company’s Business Conduct Manual and Ethics Code, or the “Ethics Code”, which provides, among other things, an employee hotline to report suspected violations of our policies in this regard. The program is monitored by the Office of General Counsel. There have been no reports received either through this hotline number of by any other medium since the Ethics Code was introduced. Those who wish to review a copy of the Ethics Code can do so by contacting the Office of General Counsel at Triad Financial SM LLC, 5201 Rufe Snow Drive, North Richland Hills, Texas, 76180.

Board Meetings

The Board of Directors convenes quarterly and will conduct other meetings from time to time in order to address issues that arise which require board approval. In addition to full board meetings, the following committees made up board members meet as needed to address the items delegated to them by the full board:

Audit Committee

The Audit Committee of the company meets no less frequently than quarterly to discuss, among other things, audit results presented by the Company’s independent registered public accounting firm and filings required to be made by the company from time to time. In addition to the members of the committee, members of the independent registered public accounting firm, the Senior Manager of Internal Audit, the Chief Financial Officer and others may be asked to join and make presentations at such meetings. Mr. J. Randy Staff, who serves as Chairman of the Audit Committee, has been designated as the financial expert. He is joined on the Committee by Mr. David A. Donnini, Mr. Donald J. Edwards and Mr. Aaron D. Cohen. Mr. Staff is not independent as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee of the company meets periodically to, among other things, approve the slate of officers for the Company and, if applicable, establish approval and contracting authority for such officers. Mr. Gerald J. Ford, Mr. Philip A. Canfield and Mr. Carl B. Webb serve on the committee.

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

The Compensation Committee has, upon consideration of the recommendations of the Co-Chairmen of the Board and/or the CEO, determined the salary component for Senior Executive Officer compensation. The Compensation Committee, also based on the recommendations of the Co-Chairmen of the Board and the CEO, sets the performance criteria and target levels for Senior Executive Officers (other than the CEO) with respect to potential annual incentive payments for the upcoming year. Our process begins with establishing corporate performance objectives for the year. The Compensation Committee and our Co-Chairmen of the Board discuss strategic objectives and performance targets. We review the appropriateness of the financial measures used in our incentive plan and the degree of difficulty in achieving specific performance targets.

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

Since April 2005, we have used three categories of eligible compensation for the Senior Executive Officers: base salary, annual incentive payments and stock option grants. As a privately held corporation, the Board of Directors sought to align the interests of the Senior Executive Officers with those of the investors. In that regard, the board, in 2005, adopted the 2005 Long Term Incentive Plan for Triad Holdings Inc., or the “2005 Plan” for the Senior Executive Officers of the Company. Grants were made to the Senior Executive Officers under the 2005 Plan shortly after its adoption. Additional grants were made in 2006 to certain Senior Executive Officers, and the Compensation Committee also approved the award of grants to other key employees, to be based upon recommendations from their supervisors, subject to the approval of the President and CEO. No grants were made to the existing Senior Executive Officers in 2008.

Compensation Consultant

Neither the Company nor the Compensation Committee retained any compensation consultants during 2008. In 2005, we established compensation levels using a limited benchmarking survey, relying on data provided to us by our independent compensation consultant, Towers Perrin. During 2008, the Compensation Committee reviewed the compensation packages of the Senior Executive Officers, and approved changes to the base salary of a number of those individuals. We will continue to monitor the compensation practices of our competitors and similarly situated financial institutions to ensure that our salary structure and benefits offered to our Senior Executive Officers remains competitive, so that we may attract and retain talented and experienced leaders.

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

We believe the adjustments made to the salaries of our Senior Executive Officers in 2008 achieved the goal of providing competitive salaries, but we will continue to informally monitor the compensation practices in the financial services industry.

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

(4)	Incentive compensation should balance short-term and long-term performance

The Compensation Committee seeks to achieve a balance between encouraging strong short-term annual results and ensuring our long-term viability and success. To reinforce the importance of balancing these perspectives, Senior Executive Officers will be provided both short and long term incentives. Short term incentives are embodied in our annual incentive plans, while, for the longer term, we provided Senior Executive Officers and a number of key employees with the opportunity to become indirect shareholders of Triad.

Metrics Used in Compensation Programs

The Compensation Committee, working with the CEO in the first quarter of 2008, adopted a general outline of performance-based metrics for defining Senior Executive Officer incentive compensation during 2008. These metrics (the “Performance Metrics”) are defined, and their use in Senior Executive Officer’s annual compensation is described below:

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

The compensation program also includes a discretionary aspect to the Incentive Compensation for Senior Executive Officers.

Review of Senior Executive Officer Performance

In addition to considering the recommendations made by the Co-Chairmen, the Compensation Committee has the opportunity to meet with the Senior Executive Officers at various times during the year, which allows them to consider and independently assess each individual’s performance and contribution.

Components of the Executive Compensation Program

We believe the total compensation and benefits program for the Senior Executive Officers should consist of the following:

•	base salaries;

•	annual incentive payment;

•	long-term incentive compensation, through stock option grants; and

•	other customary health and welfare benefits.

Base Salaries

Senior Executive Officers’ base salaries remained virtually unchanged during 2008. Base salaries are determined by evaluating the level of responsibility and experience of the Senior Executive Officers, together with the Company’s performance.

When considering the base salary of the Senior Executive Officers for fiscal year 2008, the Co-Chairmen and the Compensation Committee took into account our 2007 performance, the changes to the composition of the Senior Executive team, as well as long and short-term goals, such as:

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

For 2008, the Compensation Committee approved the Performance Metrics. Each Performance Metric has a weight within the plan.

Performance targets are established at levels that are achievable, but require better than expected planned performance. The amount to be paid to each Senior Executive Officer as an annual incentive for 2008 is determined by analyzing our results with respect to the Performance Metrics previously discussed. The Compensation Committee analyzes the Senior Executive Officers’ performance for the year and then determines the incentive level based upon the analysis with target awards that are based upon a percentage of base salary. The Compensation Committee, on the recommendation of the Co-Chairmen, sets minimum, target and maximum levels for each component of the Performance Metrics for the annual cash incentive compensation. Payments of annual incentive compensation are based upon the achievement of such objectives for the current year. Certain Senior Executive Officers received a discretionary bonus in December 2008 as indicated in the Summary Compensation Table.

Stock Options

Grants of stock options to Senior Executive Officers, employees and others who provide services to the Company were made under the 2005 Plan.

Each stock option permitted the Grantee, generally for a period of ten years, to purchase one share of stock of Triad Holdings Inc., or Holdings, at the exercise price, which was the book value per share of the stock as of the most recently reported quarter on the date of grant. Since the stock of Holdings was not publicly traded, we believed this method of valuation was an appropriate reflection of the true value of the unexercised vested option shares as a particular date. Stock options granted initially to the Senior Executives in 2005 were based on the value per share of Holdings as of the closing of the Acquisition. Stock options had value only to the extent the value of Holdings stock on the date of exercise exceeded the exercise price. Options were generally exercisable in five equal installments beginning the date of the grant date and continued annually thereafter on the anniversary of the grant date, or the month ending immediately prior to the anniversary of the grant date.

Option holders generally forfeited any unvested options if their employment with us terminated. In such event, their right to exercise vested option shares terminated on the date of termination. To the extent that the book value of the most recently completed quarter exceeded the strike price, they were paid the difference for each vested option share. All granted options vested upon a change in control of the Company.

In connection with the corporate reorganization discussed in Note 1 to the Consolidated Financial Statements, Triad Holdings Inc. was liquidated and dissolved and all remaining outstanding stock options were canceled as of December 31, 2008. No stock options were granted or exercised during 2008.

Options Exercised — 2008

None of the Senior Executive Officers exercised any of the Vested Option Shares available for exercise during 2008.

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

Employment Agreements and Arrangements

We entered into an employment agreement, or the “Goodman Agreement” with Mr. Chris Goodman in 2005. The Agreement provided for a minimum annual salary of $255,000. The Goodman Agreement provides that he will serve as Director of the RoadLoans Division of the Company for a three-year period or until the earlier to occur (if at all) of his termination or resignation. The Agreement provides that Mr. Goodman is eligible for our employee benefit plans and other benefits provided in the same manner and to the same extent as our other employees. The Goodman Agreement also contains confidentiality provisions and a covenant not to solicit employees or clients during his employment term and for three years following the termination of his employment. In August 2007, the Company and Mr. Goodman entered into an amended and Restated Employment Agreement, under the terms of which Mr. Goodman’s salary was increased to $270,000. The amended agreement has an initial term of three years, and contains an annual renewal provision unless either party seeks to terminate it. When Santander purchased the RoadLoans lending division in June 2008, they extended an offer of employment to Mr. Goodman, but they declined to assume the Goodman Agreement. The Company declined to renew the Goodman Agreement in July 2008, but agreed to pay the remaining 22 months under Mr. Goodman’s agreement. Those payments commenced in the fourth quarter of 2008.

In February 2007, we hired Mr. David Satterfield as Senior Vice President and Director of Dealer Channel Originations. In connection with his joining the Company, we entered into an employment agreement, or the “Satterfield Agreement” with Mr. Satterfield. The Satterfield Agreement provided for a minimum annual salary of $270,000. It also provided that he would serve in that capacity for an initial term of three years, and contains an automatic renewal provision on the anniversary of his hire date. Mr. Satterfield remained with the Company through December 31, 2008. The Company will begin paying him the remaining benefits under the Satterfield Agreement in January 2009.

No other senior executives of the Company had contracts of employment as of December 31, 2008. During the third quarter of 2007, the Company entered into a consulting agreement with Carl B. Webb. Under the terms of the agreement, Mr. Webb will provide consulting services to the Company in return for a fee of $250,000 per annum. In the first quarter of 2008, the consulting agreement was amended to change the annual fee to $500,000.

Both Mr. Butcher and Mr. France were signed to retention agreements during 2007 and 2008, respectively. Mr. Butcher’s agreement provided for a payment of $73,500 in December 2008 and for an additional payment of $171,500 in December 2009 so long as he remains in the employ of the Company on that date. Mr. France’s agreement calls for a payment of $600,000 in December 2010 so long as he remains in the employ of the company on that date.

Non-Qualified Deferred Compensation Plans

We do not have any Non-Qualified Deferred Compensation Plans.

Change in Control Agreements

We have no Change in Control Agreements with any of the Senior Executive Officers of the Company or with any other employee as of the end of 2008. Under the 2005 Plan, all options granted will vest upon a change in control.

Indemnification of Officers and Directors of Triad

We have no indemnification agreements with any of our Senior Executive Officers or with any other employee. However, our limited liability company agreement and certificate of formation provide that all our officers and directors will be indemnified by us to the fullest extent permissible under the Delaware law from and against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such person’s status as our agent. We have purchased and maintain insurance on behalf of our agents, including our officers and directors, against any liability asserted against them in such capacity or arising out of such agents’ status as officers or directors.

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

Compensation Committee

The Compensation Committee of the company meets from time to time to discuss matters pertaining to the salaries, wages and benefits to be paid to employees. While there is no fixed schedule for these meetings, there will generally be a meeting in the first quarter of each year to ratify bonus pools for the previous year, and to approve the compensation plan proposed by management for the new year. This Committee is chaired by Mr. David A. Donnini, and the other members are Mr. Gerald J. Ford and Mr. Donald J. Edwards.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the 2008 fiscal year with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

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

Summary Compensation Table

The following table sets forth services rendered in all capacities to us for the year ended December 31, 2008 for our President and Chief Executive Officer, our Chief Financial Officer, and the three most highly compensated executive officers as of December 31, 2008:

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)		($)

Daniel D. Leonard	2008	$354,038	$60,000	—	$—	—	—	$24,200	(2)	$438,238
President and Chief	2007	$304,423	$64,844	—	$67,500	—	—	$24,000	(2)	$460,767
Executive Officer	2006	$225,000	$35,550	—	$90,000	—	—	$23,800	(2)	$374,350
Jeffrey O. Butcher	2008	$195,279	$—	—	$—	—	—	$82,700	(3)	$277,979
Vice President and
Chief Financial Officer
Mike L. Wilhelms	2008	$265,846	$—	—	$—	—	—	$156,700	(4)	$422,546
Former Senior Vice	2007	$262,500	$30,375	—	$94,500	—	—	$24,000	(4)	$411,375
President and Chief	2006	$255,000	$40,290	—	$126,000	—	—	$22,936	(4)	$444,226
Financial Officer
Timothy O’Connor	2008	$291,346	$25,000	—	$—	—	—	$170,033	(4)	$486,379
Senior Vice President —
General Counsel
Scott A. France	2008	$275,961	$60,000	—	$—	—	—	$90,000	(5)	$425,961
Senior Vice President —
Portfolio Management
Mark A. Kelly	2008	$270,000	$125,000	—	$—	—	—	$24,200	(6)	$419,200
Senior Vice President —
Risk Management

(1)	For each of the stock option grants, the value shown is what is also included in the Company’s financial statements per FAS 123(R). See footnote 14 to the Company’s consolidated financial statements included in this annual report for a complete description of the FAS 123(R) valuation.

(2)	Includes $9,200, $9,000 and $8,800 in 2008, 2007 and 2006, respectively, Company contribution to 401(k) Plan and $15,000 car allowance in 2008, 2007 and 2006.

(3)	Mr. Butcher received a retention bonus of $73,500 in 2008. Includes $9,200 Company contribution to 401(k) Plan.

(4)	Mr. Wilhelms stepped down as Senior Vice President and Chief Financial Officer in October, 2008 and received a severance payment of $135,000. Includes $9,200, $9,000 and $7,936 in 2008, 2007 and 2006, respectively, Company contribution to 401(k) plan. Includes $12,500, $15,000 and $15,000, respectively, car allowance in 2008, 2007 and 2006.

(5)	Mr. O’Connor stepped down as Senior Vice President and General Counsel in January 2009 and received a severance payment of $145,833 in 2008. Includes $9,200 Company contribution to 401(k) Plan and $15,000 car allowance.

(5)	Mr. France joined the Company in August 2007 and received a signing bonus of $75,000 in 2008. Includes $15,000 car allowance.

(6)	Includes $9,200 Company contribution to 401(k) and $15,000 car allowance.

Grants of Plan-Based Awards Table

No stock options were granted during 2008 to our Senior Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

In connection with the corporate reorganization discussed in Note 1 to the Consolidated Financial Statements, Triad Holdings Inc. was liquidated and dissolved and all remaining outstanding stock options were canceled as of December 31, 2008.

Options Exercised and Stock Vested in Fiscal 2008

No stock options were exercised in fiscal 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER / STOCKHOLDER MATTERS

PRINCIPAL SECURITYHOLDERS

The Company is a wholly-owned subsidiary of Triad Financial Holdings LLC, which we refer to as “Triad Holdings.” The following table sets forth certain information as of March 20, 2009, regarding the beneficial ownership of its common units, Class A preferred units or its Class B preferred units of Triad Financial Holdings LLC by (i) each person we know to be the beneficial owner of more than 5% of its outstanding common units, Class A preferred units or Class B preferred units, (ii) each member of the board of directors of Triad Holdings (which is identical to the board of directors of Triad) and our Named Executive Officers, and (iii) each of our directors and executive officers as a group. To our knowledge, each such security holder has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

					Number of
	Number of		Number of		Class B
	Common		Class A		Preferred
	Units		Preferred Units		Units
	Beneficially	Percent of	Beneficially	Percent	Beneficially	Percent
Name and Address of Beneficial Owner	Owned	Class	Owned	of Class	Owned	of Class

Principal Securityholders:
GS Entities(1),(2)	311,531	31.2%	114,333	33.3%	—	*
GTCR Funds(1),(3)	311,531	31.2%	114,333	33.3%	176,627	50.0%
Hunter’s Glen/Ford Ltd.(1),(4)	306,094	30.6%	112,338	32.8%	173,544	49.1%
Directors and Named Executive Officers:
Gerald J. Ford(4)	322,446	32.2%	112,338	32.8%	173,544	49.1%
Carl B. Webb	19,070	1.9%	998	*	1,542	*
Philip A. Canfield(3)	311,531	31.2%	114,333	33.3%	176,627	50.0%
Aaron D. Cohen	—	*	—	*	—	*
David A. Donnini(3)	311,531	31.2%	114,333	33.3%	176,627	50.0%
Donald J. Edwards	16,352	1.6%	—	*	—	*
J. Randy Staff	19,070	1.9%	998	*	1,542	*
Daniel D. Leonard	—	*	—	*	—	*
Jeffrey O. Butcher	—	*	—	*	—	*
Scott A. France	—	*	—	*	—	*
Mark A. Kelly	—	*	—	*	—	*
All directors and executive officers as a group (11 persons)(1),(2),(3),(4)	1,000,000	100.0%	343,000	100.0%	353,255	100.0%

*	Represents less than 1%

(1)	Amounts shown reflect the beneficial ownership of the principal securityholders in Triad Financial Holdings LLC. The ownership interests in Triad Financial Holdings LLC consist of preferred units and common units. See “Certain Relationships and Related Transactions and Director Independence — Limited Liability Company Agreement of Triad Financial Holdings LLC” for more information.

(2)	Amounts shown reflect the aggregate interest held by MTGLQ Investors, L.P., which is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group”), and investment partnerships, of which affiliates of GS Group are the general partner or managing general partner. These investment partnerships, which we refer to as the “GS Funds” (together with MTGLQ Investors, L.P., the “GS Entities”), are GSCP 2000 Triad Holding, L.P., GS Capital Partners 2000, L.P., GSCP 2000 Offshore Triad Holding, L.P., GSCP 2000 GmbH Triad Holding, L.P., GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. The address for each of these beneficial owners is c/o Goldman, Sachs & Co., 85 Broad Street, New York, New York 1004.

(3)	Amounts shown reflect the aggregate interest held by GTCR Fund VIII, L.P., Fund VIII/B Triad Splitter, L.P. and GTCR Co-Invest II, L.P., which we collectively refer to as the “GTCR Funds.” Messrs. Donnini and Canfield are each principals and/or members of GTCR Golder Rauner II, L.L.C. (“GTCR II”). GTCR II is the general partner of GTCR Co-Invest II, L.P. and GTCR Partners VIII, L.P., which is the general partner of GTCR Fund VIII, L.P. and Fund VIII/B Triad Splitter, L.P. Accordingly, Messrs. Donnini and Canfield may be deemed to beneficially own the units owned by the GTCR Funds. Each such person disclaims beneficial ownership of any such units in which he does not have a pecuniary interest. The address of each such person and the GTCR Funds is c/o GTCR Golder Rauner, L.L.C., 6100 Sears Tower, Chicago, IL 60606. The units are included four times in the table under the beneficial ownership of each of Mr. Canfield, Mr. Donnini, the GTCR Funds and all directors and executive officers as a group.

(4)	Amounts shown include units owned through Hunter’s Glen/Ford and Turtle Creek Revocable Trust, of which Gerald J. Ford is the Trustee. Because Gerald J. Ford is one of two general partners of Hunter’s Glen/Ford, and the sole stockholder of Ford Diamond Corporation, a Texas corporation, and the other general partner of Hunter’s Glen/Ford, Gerald J. Ford is considered the beneficial owner of the units of Triad Financial Holdings LLC owned by Hunter’s Glen/Ford. The address of each such person is c/o Hunter’s Glen/Ford Ltd., 200 Crescent Court, Suite 1350, Dallas, TX 75201.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In connection with our acquisition in April 2005, we entered into a unit purchase agreement, stockholders agreement, registration rights agreement, management agreement and stock purchase agreement and our principal stockholders entered into a limited liability company agreement, all as further described below.

In connection with the corporate reorganization transactions in December 2008, we entered into a new registration rights agreement, a joinder agreement to the management agreement, a new limited liability company agreement and our principal securityholders entered into a limited liability company agreement, each as further described below.

Relationship with Ford Credit

Prior to April 29, 2005, Triad Financial Corporation was a wholly-owned subsidiary of Fairlane Credit LLC. Fairlane Credit was a wholly-owned subsidiary of Ford Credit. When we were a subsidiary of Ford Credit, we received financing support and technical and administrative advice and services from Ford Credit.

Unit Purchase Agreement

In connection with the closing of the acquisition in April 2005, Triad Holdings, LLC entered into a unit purchase agreement with the GTCR Funds, the GS Entities and Hunter’s Glen/Ford pursuant to which the GTCR Funds, the GS Entities and Hunter’s Glen/Ford acquired a strip of preferred units and common units of Triad Holdings, LLC for an aggregate purchase price of $114.8 million. On December 30, 2008, Triad Holdings, LLC was liquidated and dissolved in accordance with Delaware law.

Limited Liability Company Agreement of Triad Holdings, LLC

Capitalization.  Triad Financial Corporation was indirectly controlled by Triad Holdings LLC. Triad Holdings LLC had authorized preferred units and common units under the terms of its limited liability company agreement. Each class of units represented a fractional part of the membership interests of Triad Holdings LLC. On December 30, 2008, Triad Holdings, LLC was liquidated and dissolved in accordance with Delaware law.

The preferred units of Triad Holdings LLC accrued dividends at a rate of 6% per annum, compounded annually. Upon any liquidation or other distribution by Triad Holdings LLC, holders of preferred units were entitled to an amount equal to the original investment in such preferred units, plus any accrued and unpaid preferred yield, before any payments may be made to holders of common units. The common units represented the common equity of Triad Holdings LLC. After payment of (1) the accrued and unpaid preferred yield on the preferred units and (2) the return of the invested capital by the preferred unitholders, the holders of common units were entitled to any remaining proceeds of any liquidation or other distribution by Triad Holdings LLC pro rata according to the number of common units held by such holder.

The indenture governing the senior notes generally limits the ability of Triad to pay cash distributions to its equityholders, other than distributions in amounts approximately equal to the tax liability of members of Triad Holdings LLC, unless certain conditions are satisfied. Because Triad Holdings LLC’s only significant assets were the equity securities of its subsidiaries, it likely would not have sufficient funds to make distributions to its members, other than quarterly tax distributions.

Board of Managers.  The board of managers generally had the exclusive authority to manage and control the business and affairs of Triad LLC. Under the terms of the limited liability company agreement, the board was initially composed of the following ten members:

•	three representatives designated by the GS Entities, who initially were Peter C. Aberg, Stuart A. Katz and Lance West. Mr. West resigned in April 2006 and was replaced by Daniel J. Pillemer, who in turn was replaced by Jonathon D. Fiorello in February 2007, who in turn was replaced by Gaurav Seth in November 2007. Each of Messrs. Aberg, Katz and Seth resigned their positions effective May 12, 2008;

•	three representatives designated by the GTCR Funds, who initially were Philip A. Canfield, David A. Donnini and David I. Trujillo. Mr. Trujillo resigned in March 2006, and was replaced by Aaron D. Cohen;

•	three representatives designated by Hunter’s Glen/Ford, who initially were Donald J. Edwards, J. Randy Staff and Carl B. Webb; and

•	the LLC’s chief executive officer, who initially was Gerald J. Ford.

With respect to each of the foregoing equity sponsors (that is, the GS Entities, the GTCR Funds and Hunter’s Glen/Ford), so long as it and its respective affiliates continued to hold at least 50%, 25% and one of the common units purchased by it and its affiliates under the unit purchase agreement, it had the right to designate three, two and one representative(s) to the board of Triad Holdings LLC, respectively. However, if the GS Entities and their affiliates continued to hold at least 50% of the common units purchased by them and their affiliates under the unit purchase agreement, which we refer to as the “Goldman Common Units,” and the GTCR Funds and their affiliates no longer held any of the common units purchased by them and their affiliates under the unit purchase agreement, which we refer to as the “GTCR Common Units,” then the GS Entities would have had the right to designate one additional representative (for a total of four representatives) so long as the GS Entities and their affiliates continued to hold at least 50% of the Goldman Common Units. Similarly, if the GTCR Funds and their affiliates continued to hold at least 50% of the GTCR Common Units and the GS Entities and their affiliates no longer held any Goldman Common Units, then GTCR would have had the right to designate one additional representative (for a total of four representatives) so long as GTCR and its affiliates continued to hold at least 50% of the GTCR Common Units.

In June 2008, the limited liability company agreement was amended in connection with the issuance of certain preferred units to Hunter’s Glen/Ford, Ltd., and the partnerships controlled by GTCR Golder Rauner II, L.L.C. The preferred units were issued in connection with the execution of the demand notes by the Company, and the total amount of the preferred units of Triad Holdings, LLC that can be allocated to the two participating equity sponsors is dependent upon the amount borrowed by the Company under the demand notes.

Restrictions on Transfer.  The limited liability company agreement provided for customary rights of first offer, tag-along rights, drag-along rights and other restrictions on transfer similar to those set forth in the stockholders agreement (described below under the caption “— Stockholders Agreement”).

Buy/Sell Right.  Upon a triggering event (defined below), Hunter’s Glen/Ford had the right to make a fully financed offer to purchase all of the units and other interests in Triad Holdings, LLC from the other equity sponsors and their respective affiliates at a price specified by Hunter’s Glen/Ford, which we refer to as “Buy/Sell Right.” Upon exercise of the Buy/Sell Right by Hunter’s Glen/Ford, the other equity sponsors would each have had the right to either accept Hunter’s Glen/Ford’s offer and sell its units or elect to purchase the units and other interests of Triad Holdings, LLC held by Hunter’s Glen/Ford at the same price and on the same other customary terms as offered by Hunter’s Glen/Ford. If both of the other equity sponsors elected to sell, then Hunter’s Glen/Ford must have purchased the units of the other equity sponsors and their respective affiliates. If both of the other equity sponsors elected to purchase the units of Hunter’s Glen/Ford, then Hunter’s Glen/Ford must have sold its units to the other equity sponsors and their respective affiliates. If either of the other equity sponsors elected to sell and the other elected to purchase, then the other equity sponsor electing to purchase would have had the right to decide whether to purchase both Hunter’s Glen/Ford’s and the other equity sponsor’s entire interest in the Triad Holdings, LLC or change its election and sell its interests to Hunter’s Glen/Ford. A “triggering event” may occur if, without the prior written consent of Hunter’s Glen/Ford, either the board of managers of Triad Holdings, LLC or the other equity sponsors cause the management agreement (described below under the caption “— Management Agreement”) to be terminated other than for cause, fail to pay any amount owed to Hunter’s Glen/Ford under the management agreement when due, remove Gerald J. Ford as chief executive officer of Triad Holdings, LLC or as executive chairman of Triad Holdings Inc. other than for cause, or eliminate or materially reduce Hunter’s Glen/Ford’s or Mr. Ford’s responsibilities with respect to Triad Holdings, LLC or Triad Holdings Inc. other than for cause.

Limited Liability Company Agreement of Triad Financial Holdings LLC

On December 30, 2008, Triad Holdings Inc., as sole initial member, entered into the limited liability company agreement of Triad Financial Holdings LLC. The limited liability company agreement of Triad Financial Holdings LLC is on substantially similar terms to the amended and restated limited liability company agreement of Triad Holdings, LLC described above, including terms related to capitalization, the board of managers, transfer restrictions and buy/sell rights. Following the liquidation of Triad Holdings Inc. on December 31, 2008, each former member of Triad Holdings, LLC became party to the Triad Financial Holdings LLC limited liability company agreement.

Under the terms of the limited liability company agreement of Triad Financial Holdings LLC, the board of managers is initially comprised of the following eight members: Philip A. Canfield, David A. Donnini, Aaron D. Cohen, Donald J. Edwards, J. Randy Staff, Carl B. Webb, Daniel D. Leonard and Gerald J. Ford.

Stockholders Agreement

Concurrently with the closing of the acquisition on April 29, 2005, Triad Holdings Inc. entered into a stockholders agreement with Triad Holdings, LLC and James M. Landy. The stockholders agreement provided that:

•	the board of directors of Triad Holdings Inc. would have the same composition as the board of managers of Triad Holdings, LLC described above plus one additional director who would be the chief executive officer of Triad Holdings Inc.;

•	the stockholders of Triad Holdings Inc. would have customary rights of first offer with respect to specified transfers of shares of Triad Holdings Inc. by other stockholders, which would allow the other stockholders to purchase a pro rata portion of the shares proposed to be transferred in proportion to the number of shares held by such other stockholders participating in such purchase on a fully diluted basis;

•	the stockholders of Triad Holdings Inc., other than Triad Holdings, LLC, would have customary tag-along rights with respect to specified transfers by Triad Holdings, LLC of shares of Triad Holdings Inc., which would enable them to transfer their shares on the same terms and conditions as Triad Holdings LLC;

•	Triad Holdings, LLC would have drag-along rights with respect to Triad Holdings Inc. shares owned by the other stockholders of Triad Holdings Inc., which would require the other stockholders to sell their units in connection with a sale of Triad Holdings Inc. that is approved by the board of directors of Triad Holdings Inc. and the board of managers of Triad Holdings, LLC;

•	the stockholders of Triad Holdings Inc. would not transfer their shares of Triad Holdings Inc. without the prior written consent of Triad Holdings, LLC, except as specified in the stockholders agreement; and

•	Triad Holdings Inc. must obtain the prior written consent of Triad Holdings, LLC before taking specified actions.

Mr. Landy no longer owns any of the stock of Triad Holdings Inc. as his interest was repurchased by the company in the fourth quarter of 2007.

On December 31, 2008, Triad Holdings Inc. was liquidated and dissolved in accordance with Delaware law.

Registration Rights Agreements

Under the registration rights agreement entered into in connection with the closing of the acquisition in April 2005, the holders of a majority of the Goldman registrable securities, the holders of a majority of the GTCR registrable securities and the holders of a majority of the Hunter’s Glen/Ford registrable securities, each as defined in the registration rights agreement, each had the right at any time after an underwritten initial public offering of the common stock of Triad Holdings Inc. with gross proceeds of at least $50.0 million, subject to specified conditions, to request Triad Holdings Inc. or any subsidiary to register any or all of their securities under the Securities Act on Form S-1, which we refer to as a “long-form registration,” at the expense of Triad Holdings Inc., or on Form S-2 or Form S-3, which we refer to as a “short-form registration,” at the expense of Triad Holdings Inc. provided that the aggregate offering value of registrable securities to be registered in a short-form registration must equal at least $10.0 million. Triad Holdings Inc. was not required, however, to effect any long-form registration within 90 days after the effective date of a previous long-form registration or a previous registration in which the holders of registrable securities were given the piggyback rights in the following sentence (without any reduction). At the expense of Triad Holdings Inc., all holders of registrable securities were entitled to the inclusion of such securities in any registration statement used by Triad Holdings Inc. to register any offering of its equity securities (other than pursuant to a demand registration or in connection with an initial public offering of the common stock of Triad Holdings Inc. or a registration on Form S-4 or Form S-8). Each securityholder of Triad Holdings Inc. was a party to the registration rights agreement.

In connection with the corporate reorganization, we entered into a new registration rights agreement on substantially similar terms to the agreement executed in April 2005.

Management Agreement

Under the management agreement among Triad Financial Corporation, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford, Triad Holdings, LLC and Triad Financial Corporation engaged Hunter’s Glen/Ford as a financial and management consultant. During the term of the engagement, Hunter’s Glen/Ford agreed to provide Gerald J. Ford to serve as the chief executive officer of Triad Holdings, LLC and executive chairman of Triad as specified in the agreement and agreed to provide Carl B. Webb and J. Randy Staff or similarly qualified individuals to furnish a portion of the services required by the management agreement. Mr. Ford’s responsibilities include setting corporate strategy, overseeing the performance of the chief executive officer of Triad and Triad Holdings Inc., naming senior executives of Triad and Triad Holdings Inc. (other than the chief executive officer and chief financial officer, who would be named and approved by the boards of directors of Triad and Triad Holdings Inc.), and recommending compensation of such executives to the boards. The management agreement also contains standard indemnification provisions whereby Triad and Triad Holdings Inc. would indemnify Hunter’s Glen/Ford against specified claims relating to specified actions taken by Hunter’s Glen/Ford under the management agreement.

We agreed to pay Hunter’s Glen/Ford a management fee of $1.5 million per annum for the services described above. This management fee is payable monthly in arrears on the last day of each month. The management fee is payable starting on April 29, 2005, continuing during the service period of the management agreement and, upon termination of the service period for specified reasons (other than for cause), through the fifth anniversary of April 29, 2005 or through the first anniversary of the termination of the service period, if later. If the service period is terminated by Triad Holdings, LLC for cause, we will continue to pay the management fee through the first anniversary of the termination of the service period. Our obligation to pay the management fee will also cease upon a sale of Triad or Triad Holdings Inc. or upon the consummation of an underwritten initial public offering of the common stock of Triad Holdings Inc. with gross proceeds of at least $50.0 million. The service period will end on the earlier of (1) termination by Hunter’s Glen/Ford or Triad Holdings, LLC upon at least 90 days prior notice and (2) upon a closing of the Buy/Sell Right in which Hunter’s Glen/Ford sells all of its units in Triad Holdings, LLC.

The management agreement also provided for the purchase by Hunter’s Glen/Ford and its co-investors of common units of Triad Holdings, LLC for a nominal purchase price, which we refer to as the “carried common units.” The carried common units will be subject to quarterly vesting over a five-year period. Upon the occurrence of a sale of Triad or Triad Holdings Inc., the consummation of an underwritten initial public offering of the common stock of Triad Holdings Inc. with gross proceeds of at least $50.0 million or a termination of the service period for any reason (other than voluntary termination by Hunter’s Glen/Ford or a termination by Triad Holdings, LLC for cause), all unvested carried common units will become vested. Upon a voluntary termination of the service period by Hunter’s Glen/Ford, all further vesting of unvested carried common units will cease and such units will be subject to repurchase by Triad Holdings, LLC at their original cost. Upon termination of the service period by Triad Holdings, LLC for cause, vesting will be accelerated by one year and all remaining unvested carried common units will cease vesting and will be subject to repurchase by Triad Holdings, LLC at their original cost.

The management agreement was subsequently assigned from Hunter’s Glen/Ford Ltd. to one of its affiliates Diamond A Administration Company, LLC. On December 31, 2008, we entered into a joinder to the management agreement. Pursuant to the joinder agreement, each of Triad Financial SM LLC and Triad Financial Holdings LLC agreed to become a party to, and be bound by the management agreement.

Stock Purchase Agreement

On December 23, 2004, Triad Holdings Inc. and its wholly-owned subsidiary, Triad Acquisition Corp., entered into a stock purchase agreement pursuant to which Triad Acquisition Corp. agreed to acquire all of the outstanding capital stock of Triad Financial Corporation from Fairlane Credit LLC, a wholly-owned subsidiary of Ford Motor Credit Company. We refer to this transaction as the “Acquisition.” Triad Holdings Inc. and Triad Acquisition were newly formed holding companies beneficially owned by affiliates of Goldman, Sachs & Co., GTCR Golder Rauner II, L.L.C. and Hunter’s Glen/Ford.

The stock purchase agreement also contains customary indemnification provisions. As provided in the stock purchase agreement, you are not entitled to rely on any of the provisions of the stock purchase agreement, including the representations and warranties contained in the stock purchase agreement.

Our Warehouse and Residual Facilities

Each of our two initial warehouse facilities initially provided a maximum of $975.0 million of committed funding. Each warehouse facility maximum commitment was reduced to $750.0 million upon completion of our first term securitization on May 26, 2005. The available amount of the commitment under each warehouse facility at any time was reduced by the amount drawn on the related residual facility at such time.

The Company’s warehouse and residual loan facilities with Goldman Sachs Mortgage Company were paid-off on October 26, 2007. The Company’s warehouse and residual loan facilities with Citigroup Global Markets Realty Corp. were paid-off and terminated on June 20, 2008.

On January 10, 2008, we entered into a warehouse facility with Barclays Bank PLC. This facility provided up to $500 million of funding for automobile retail installment sales contract receivables originated or purchased by us. The facility had a two-year commitment but would have expired after 364 days if the liquidity facility was not renewed. This facility was terminated by mutual agreement on May 30, 2008.

Interest expense for the warehouse and residual loan facilities for the years ended December 31, 2007 and 2006 includes $12.7 million and $17.7 million, respectively, of expense incurred to Goldman Sachs Mortgage Company.

Following the termination of our residual facility with Citigroup Global Markets Realty Corp. in June 2008, we have no remaining residual loan facilities.

To provide additional funding, on June 17, 2008, the Company entered into a $40.0 million unsecured promissory note with Hunter’s Glen/ Ford Ltd. and an additional $40.0 million unsecured promissory note with the GTCR related equityholders. These promissory notes accrue interest at 15% and the interest shall be payable quarterly, on the last day of each March, June, September and December while the notes are outstanding. Each promissory note is due and payable the earlier of (1) three years of the date of its issuance, and (2) fourteen days after receipt of demand for payment and the entering into of comparable facilities with the lenders. There have been no draws on this facility subsequent to June 20, 2008 and there were no amounts outstanding as of December 31, 2008.

It is anticipated that in early 2009, the $80.0 million unsecured promissory notes will be replaced by a secured credit facility between Hunter’s Glen/Ford Ltd. and certain entities controlled by GTCR Golder Rauner II, L.L.C., as lenders, and Residual LLC, as borrower. The credit facility will be secured by the residual interests in our securitization trusts.

Secured Promissory Note and Series 1 Preferred Units

On December 31, 2008, Triad Financial Holdings LLC entered into a $17.0 million secured promissory note (or the Secured Promissory Note) with one of its direct equity holders, Hunter’s Glen/Ford Ltd. The Secured Promissory Note accrued interest at 15% per annum and the interest was payable quarterly, on the last day of each March, June, September and December while the Secured Promissory Note was outstanding. The Secured Promissory Note was due and payable the earlier of (x) April 30, 2009, (y) five business days following the date upon which the aggregate amount of managed assets (as defined in the Secured Promissory Note) of the Company is less than $2,000,000,000 and (z) any earlier date upon which the Secured Promissory Note becomes due and payable pursuant to the terms thereof. Specified portions of the Secured Promissory Note were assigned by Hunter’s Glen/Ford Ltd., collectively, to GTCR Fund VIII, L.P., Fund VIII/B Triad Splitter, L.P. and GTCR Co-Invest II, L.P. The Secured Promissory Note was secured by the Series 1 Preferred Units of the Company held by Triad Financial Holdings LLC, including all distributions and proceeds thereof (these units are described below). The Secured Promissory Note was repaid in part on February 27, 2009 and the remainder was paid in full on March 17, 2009, in connection with the redemption by the Company of the Series 1 Preferred Units described below.

On December 31, 2008, the Company sold 17,000,000 Series 1 Preferred Units to Triad Financial Holdings LLC for an aggregate purchase price of $17,000,000 in cash. No underwriting discounts or commissions were paid. The Series 1 Preferred Units were not convertible or exchangeable into the Company’s common units. The Series 1 Preferred Units were not redeemable at the option of any holder of the Series 1 Preferred Units. To the extent declared by the board of managers of the Company, quarterly dividends were payable at an annual rate of 15.0%. On February 27, 2009, 10.0 million units of the Series 1 Preferred Units were redeemed at par, and the remaining units were redeemed at par on March 17, 2009.

Board of Directors

The board is currently comprised of eight directors, one of whom qualifies as an independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of our equity sponsors directly own approximately 100% of the voting common and class B preferred units of Triad Financial Holdings LLC, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including that the board of directors be composed of a majority of independent directors.

Policies and Procedures for Related Party Transactions

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for fiscal 2008 and 2007 and fees billed for audit-related services, tax services and all other services rendered to the Company by PricewaterhouseCoopers LLP for fiscal 2008 and 2007.

	2008	2007

Audit Fees	$525,000	$515,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$132,000	$236,719

The Audit Committee has established a policy to pre-approve all audit and non-audit services performed by the independent registered public accounting firm (“independent auditor”) in order to assure that the provision of such services does not impair the auditor’s independence. Based on the information presented to the Audit Committee by PricewaterhouseCoopers LLP and the Company’s management, the Audit Committee has pre-approved defined audit, audit-related, tax and other services for fiscal year 2008 up to specific cost levels. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee. The policy provides that the Audit Committee review, at each regularly scheduled meeting, a report summarizing the services provided by the independent auditor and all fees relating thereto. The policy also prohibits the independent auditor from providing services that are prohibited under the Sarbanes-Oxley Act of 2002.

All fees reported under the headings Audit-Related Fees, Tax Fees, and All Other Fees for 2008 were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Accordingly, none of these fees reported under the headings were approved by the Audit Committee pursuant to federal regulations that permit the Audit Committee to waive its pre-approval requirement under certain circumstances. For the year ended December 31, 2008, All Other Fees represented fees related to Regulation AB and Uniform Single Attestation Program.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
2.2	Agreement and Plan of Merger, dated as of December 29, 2008, between Triad Financial Corporation and Triad Financial SM LLC. +
3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
3.3	Amended & Restated Limited Liability Company Agreement of Triad Financial SM LLC, dated as of December 31, 2008. +
3.4	Articles of Incorporation of Triad Financial SM Inc. +
3.5	By-Laws of Triad Financial SM Inc.+
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
4.5	Second Supplemental Indenture, dated as of December 29, 2008, among Triad Financial SM LLC, Triad Financial SM Inc., and The Bank of New York Mellon, a New York banking corporation, as successor to JP Morgan Chase Bank, N.A., as trustee. +
4.6	Joinder to Exchange and Registration Rights Agreement, dated as of December 29, 2008, by Triad Financial SM LLC and Triad Financial SM Inc.
4.7	Third Supplemental Indenture, dated as of March 27, 2009, among Triad Financial SM LLC, Triad Financial SM Inc., and The Bank of New York Mellon, a New York banking corporation, as successor to JP Morgan Chase Bank, N.A., as trustee.+
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).*
10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).*

Exhibit
No.	Description

10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February 12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).*
10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).
10.9	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.13	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.14	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.15	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*

Exhibit
No.	Description

10.16	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
10.17	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
10.18	Senior Unsecured Demand Promissory Note dated as of May 11, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. (incorporated herein by reference to Exhibit 10.17 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.19	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. (incorporated herein by reference to Exhibit 10.18 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.21	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of GTCR Fund VIII, L.P. , GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P. (incorporated herein by reference to Exhibit 10.19 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.21	Termination Agreement, dated as of May 30, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent. (incorporated herein by reference to Exhibit 10.9 on Form 10-Q of Triad Financial SM LLC (formerly Triad Financial Corporation), filed on August 14, 2008 (File No. 333-65107)).
10.22	Termination Agreement, dated as of June 20, 2008, among the Company, Triad Financial Residual Special Purpose LLC, as residual facility borrower, Triad Automobile Receivables Warehouse Trust, as warehouse facility borrower, Triad Financial Warehouse Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association), as Collection Account Bank, Systems and Services Technologies, Inc., as a Backup Servicer, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.10 on Form 10-Q of Triad Financial SM LLC (formerly Triad Financial Corporation), filed on August 14, 2008 (File No. 333-65107)).
10.23	Amended and Restated Limited Liability Company Agreement of Triad Holdings, LLC dated June 17, 2008. (incorporated herein by reference to Exhibit 10.16 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.24	Limited Liability Company Agreement of Triad Financial Holdings LLC, dated as of December 30, 2008. +
10.25	Joinder to Management Agreement, dated as of December 31, 2008, among Triad Financial SM LLC, Triad Financial Holdings LLC and Diamond A Administration LLC. +
10.26	Registration Rights Agreement dated as of December 31, 2008 among Triad Financial Holdings LLC and certain holders of securities of Triad Financial Holdings LLC. +
10.27	Secured Promissory Note, dated as of December 31, 2008 by Triad Financial Holdings LLC in favor of Hunter’s Glen/Ford Ltd. +
10.28	Assignment of Secured Promissory Note, dated as of January 2, 2009 among Hunter’s Glen/Ford Ltd., GTCR Fund VIII, L.P., Fund VIII/B Triad Splitter, L.P. and GTCR Co-Invest II, L.P. +
21.1	Subsidiaries of the Company. +
31.1	Certification of Chief Executive Officer (Section 302 Certification)+
31.2	Certification of Principal Financial Officer (Section 302 Certification)+
32	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

/s/  Daniel D. Leonard
Daniel D. Leonard
President & Chief Executive Officer

Date: March 30, 2009

/s/  Jeffrey O. Butcher
Jeffrey O. Butcher
Vice President & Chief Financial Officer

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Daniel D. Leonard Daniel D. Leonard	President, Chief Executive Officer & Director (principal executive officer)	March 30, 2009

/s/ Jeffrey O. Butcher Jeffrey O. Butcher	Vice President & Chief Financial Officer (principal accounting and financial officer)	March 30, 2009

/s/ Philip A. Canfield Philip A. Canfield	Director	March 30, 2009

/s/ Aaron D. Cohen Aaron D. Cohen	Director	March 30, 2009

/s/ David A. Donnini David A. Donnini	Director	March 30, 2009

/s/ Donald J. Edwards Donald J. Edwards	Director	March 30, 2009

/s/ Gerald J. Ford Gerald J. Ford	Director	March 30, 2009

/s/ J. Randy Staff J. Randy Staff	Director	March 30, 2009

/s/ Carl B. Webb Carl B. Webb	Director	March 30, 2009

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of December 23, 2004, among Triad Holdings Inc., Triad Acquisition Corp. and Fairlane Credit LLC (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4/A of Triad Financial Corporation, filed on November 15, 2005 (File No. 333-126538)).
2.2	Agreement and Plan of Merger, dated as of December 29, 2008, between Triad Financial Corporation and Triad Financial SM LLC. +
3.1	Third Amended and Restated Articles of Incorporation of Triad Financial Corporation. (incorporated herein by reference to Exhibit 3.1 on Form 10-Q of Triad Financial Corporation, filed on August 11, 2006 (File No. 333-65107)).
3.2	Third Amended and Restated Bylaws of Triad Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
3.3	Amended & Restated Limited Liability Company Agreement of Triad Financial SM LLC, dated as of December 31, 2008. +
3.4	Articles of Incorporation of Triad Financial SM Inc. +
3.5	By-Laws of Triad Financial SM Inc.+
4.1	Indenture, dated as of April 29, 2005, among Triad Acquisition Corp. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.2	Supplemental Indenture, dated as of April 29, 2005, among Triad Financial Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.3	Exchange and Registration Rights Agreement, dated as of April 29, 2005, among Triad Acquisition Corp. and Goldman, Sachs & Co., and Citigroup Global Markets Inc., as representatives of the several Purchasers (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
4.4	Form of Senior Note (attached as exhibit to Exhibit 4.1).
4.5	Second Supplemental Indenture, dated as of December 29, 2008, among Triad Financial SM LLC, Triad Financial SM Inc., and The Bank of New York Mellon, a New York banking corporation, as successor to JP Morgan Chase Bank, N.A., as trustee. +
4.6	Joinder to Exchange and Registration Rights Agreement, dated as of December 29, 2008, by Triad Financial SM LLC and Triad Financial SM Inc. +
4.7	Third Supplemental Indenture, dated as of March 27, 2009, among Triad Financial SM LLC, Triad Financial SM Inc., and The Bank of New York Mellon, a New York banking corporation, as successor to JP Morgan Chase Bank, N.A., as trustee. +
10.1	Employment Agreement, dated as of April 29, 2005, between the Company and James M. Landy (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.2	Employment Agreement, dated as of November 11, 2005, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 31, 2006 (File No. 333-126538)) and Amended and Restated Employment Agreement, dated as of August 1, 2007, between the Company and Chris A. Goodman (incorporated herein by reference to Exhibit 10.2 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).*
10.3	Employment Agreement, dated as of February 15, 2007, between the Company and David A. Satterfield (incorporated herein by reference to Exhibit 10.3 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).*

Exhibit
No.	Description

10.4	Consulting Agreement dated as of July 31, 2007, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.15 on Form 10-Q of Triad Financial Corporation, filed on November 9, 2007 (File No. 333-65107)) and the First Amendment to the Consulting Agreement, dated as of February 12, 2008, between the Company and Carl B. Webb (incorporated herein by reference to Exhibit 10.4 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).*
10.5	Management Agreement, dated as of April 29, 2005, among the Company, Triad Holdings, LLC, Triad Holdings Inc. and Hunter’s Glen/Ford Ltd (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.6	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.7	Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, JPMorgan Chase Bank, as Collection Account Bank and Goldman Sachs Mortgage Company, as lender (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.8	Warehouse Lending Agreement, dated as of January 10, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent (incorporated herein by reference to Exhibit 10.8 on Form 10-K of Triad Financial Corporation, filed on March 28, 2008 (File No. 333-65107)).
10.9	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.10	Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, JPMorgan Chase Bank, N.A., as Collection Account Bank and Goldman Sachs Mortgage Company (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.11	Registration Rights Agreement dated as of April 29, 2005 among Triad Holdings Inc. and certain holders of common stock (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.12	Stockholders Agreement, dated as of April 29, 2005, among Triad Holdings Inc., Triad Holdings, LLC and James M. Landy (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.13	Limited Liability Company Agreement of Triad Holdings, LLC (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.14	HFI Loan and Security Agreement, dated as of April 29, 2005, between the Company and Ford Motor Credit Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).
10.15	Carl B. Webb Compensation Arrangement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Triad Financial Corporation, filed on July 12, 2005 (File No. 333-126538)).*
10.16	Amendment No. 2, dated as of March 15, 2007, to the Warehouse Lending Agreement, dated as of April 29, 2005, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).

Exhibit
No.	Description

10.17	Amendment No. 1, dated as of March 15, 2007, to the Master Residual Loan Agreement, dated as of April 29, 2005, among Triad Financial Residual Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, N.A.), as Collection Account Bank, and Citigroup Global Markets Realty Corp (incorporated herein by reference to Exhibit 10.2 on Form 8-K of Triad Financial Corporation, filed on March 20, 2007 (File No. 333-65107)).
10.18	Senior Unsecured Demand Promissory Note dated as of May 11, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. (incorporated herein by reference to Exhibit 10.17 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.19	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of Hunter’s Glen/Ford Ltd. (incorporated herein by reference to Exhibit 10.18 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.21	Senior Unsecured Demand Promissory Note dated as of June 17, 2008, by the Company in favor of GTCR Fund VIII, L.P. , GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P. (incorporated herein by reference to Exhibit 10.19 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.21	Termination Agreement, dated as of May 30, 2008, among the Company, Triad Financial Warehouse Special Purpose LLC, Triad Automobile Receivables Warehouse Trust, The Bank of New York, as Collection Account Bank, Sheffield Receivables Corporation, as Class A Lender, and Barclays Bank PLC, as Class B Lender and Agent. (incorporated herein by reference to Exhibit 10.9 on Form 10-Q of Triad Financial SM LLC (formerly Triad Financial Corporation), filed on August 14, 2008 (File No. 333-65107)).
10.22	Termination Agreement, dated as of June 20, 2008, among the Company, Triad Financial Residual Special Purpose LLC, as residual facility borrower, Triad Automobile Receivables Warehouse Trust, as warehouse facility borrower, Triad Financial Warehouse Special Purpose LLC, The Bank of New York (as successor-in-interest to JPMorgan Chase Bank, National Association), as Collection Account Bank, Systems and Services Technologies, Inc., as a Backup Servicer, and Citigroup Global Markets Realty Corp., as lender (incorporated herein by reference to Exhibit 10.10 on Form 10-Q of Triad Financial SM LLC (formerly Triad Financial Corporation), filed on August 14, 2008 (File No. 333-65107)).
10.23	Amended and Restated Limited Liability Company Agreement of Triad Holdings, LLC dated June 17, 2008. (incorporated herein by reference to Exhibit 10.16 on Form 10-Q of Triad Financial Corporation, filed on August 14, 2008 (File No. 333-65107)).
10.24	Limited Liability Company Agreement of Triad Financial Holdings LLC, dated as of December 30, 2008. +
10.25	Joinder to Management Agreement, dated as of December 31, 2008, among Triad Financial SM LLC, Triad Financial Holdings LLC and Diamond A Administration LLC. +
10.26	Registration Rights Agreement dated as of December 31, 2008 among Triad Financial Holdings LLC and certain holders of securities of Triad Financial Holdings LLC. +
10.27	Secured Promissory Note, dated as of December 31, 2008 by Triad Financial Holdings LLC in favor of Hunter’s Glen/Ford Ltd. + ]
10.28	Assignment of Secured Promissory Note, dated as of January 2, 2009 among Hunter’s Glen/Ford Ltd., GTCR Fund VIII, L.P., Fund VIII/B Triad Splitter, L.P. and GTCR Co-Invest II, L.P. +
21.1	Subsidiaries of the Company. +
31.1	Certification of Chief Executive Officer (Section 302 Certification)+
31.2	Certification of Principal Financial Officer (Section 302 Certification)+
32	Certification of Periodic Financial Report (Section 906 Certification)+

*	Management contract or compensatory plan or arrangement.

+	Filed herewith